Form 10QSB
period 2007-10-31
Gray Creek Mining Inc.
filed 2008-01-28
CIK 1405260

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934


                      For the Period ended October 31, 2007

                        Commission File Number 333-145471


                             GRAY CREEK MINING INC.
                 (Name of small business issuer in its charter)

        Nevada                                                       N/A
(State of incorporation)                                    (Employer ID Number)

                           313 - 6688 Willington Ave.
                           Burnaby, British Columbia,
                                 Canada V5H 2V8
                                 (604) 434-8539
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,250,000 shares of Common Stock outstanding as of October 31, 2007.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gray Creek Mining, Inc.

I have reviewed the condensed balance sheet of Gray Creek Mining, Inc. (An Exploration Stage Company) as of October 31, 2007, and the related condensed statements of operations for the three and six months ended October 31, 2007 and for the period from August 10, 2006 (inception) to October 31, 2007, and condensed statements of cash flows for the six months ended October 31, 2007 and for the period from August 10, 2006 (inception) to October 31, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Gray Creek Mining, Inc. (An Exploration Stage Company) as of April 30, 2007, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated June 30, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of April 30, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
December 19, 2007

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,         April 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,569           $ 17,326
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  4,569             17,326

OTHER ASSETS
  Mining Land                                                         8,000              8,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    8,000              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 12,569           $ 25,326
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

TOTAL LIABILITIES                                                        --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 5,250,000 shares issued and outstanding
   as of July 31 and April 30, 2007 respectively                      5,250              5,250
  Additional paid-in capital                                         20,250             20,250
  Deficit accumulated during Development stage                      (12,931)              (174)
                                                                   --------           --------
Total Stockholders' Equity                                           12,569             25,326
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 12,569           $ 25,326
                                                                   ========           ========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        August 10, 2006
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                 October 31,          October 31,          October 31,
                                                    2007                 2007                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     6,135               12,757               12,931
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (6,135)             (12,757)             (12,931)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (6,135)          $  (12,757)          $  (12,931)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,250,000            5,250,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       August 10, 2006
                                                                      Six Months         (inception)
                                                                        Ended              through
                                                                      October 31,        October 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,757)          $(12,931)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (12,757)           (12,931)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Mining Property                                                   --             (8,000)
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              5,250
  Additional paid-in capital                                                 --             20,250
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             25,500
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (12,757)             4,569

CASH AT BEGINNING OF PERIOD                                              17,326                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $  4,569           $  4,569
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========

                       See Notes to Financial Statements

                             GRAY CREEK MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

Gray Creek Mining Inc., ("the Company") was incorporated under the laws of the State of Nevada on August 10, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is April 30th. The Company is in the exploration stage of its resource business. During the year ended April 30, 2007 the Company commenced operations by issuing shares and acquiring a mineral property located in the Province of British Columbia, Canada. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $12,390 as of October 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are present in U.S. dollars.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No. 7, it's characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2007, any potential costs relating to the retirement of the Company's mineral property has not yet been determined.

GRAY CREEK MINING, INC. (Notes to Financials)
--------------------------------------------------------------------------------

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

ENVIRONMENT COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At October 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128. "Earnings per Share," which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

GRAY CREEK MINING, INC. (Notes to Financials)
--------------------------------------------------------------------------------

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro0forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended October 31, 2007 because there were no stock options outstanding prior to the adoption or at October 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements NO 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment of Disposal of Long-Lived Assets," to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," and amendment of FASB Statement NO. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of t his statement is not expected t to have a significant effect on the Company's future report financial position or results of operations.

GRAY CREEK MINING, INC. (Notes to Financials)
--------------------------------------------------------------------------------

3. COMMON STOCK

The total number of common shares authorized that my be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the year ended April 30, 2007, the company issued 5,250,000 shares of common stock for total cash proceeds of $25,500. At April 30, 2007, there were no outstanding stock options or warrants.

4. MINERAL INTERESTS

On November 29, 2006, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mineral claim located in the mining division approximately 17 kilometers north of Merritt, British Columbia, Canada for a total consideration of $8,000.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder.

5. INCOME TAXES

As of October 31, 2007, the Company had a net operating loss carry forwards of approximately $12,930 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended October 31, 2007.

We incurred operating expenses in the amount of $6,135 and $12,757 for the three and six month periods ended October 31, 2007. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss for the three month period ended October 31, 2007 was $6,135. Our net loss from inception through October 31, 2007 was $12,931.

At October 31, 2007, we had total assets of $12,569 consisting of $4,569 in cash and $8,000 in mining land. At the same date we had no liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

PLAN OF OPERATION

Our plan of operation for the twelve months to complete the recommended exploration program on the Swakum Mountain property consisting of initial review and field examination. In addition, geophysical and geochemical surveys will be performed on the property. And finally, the data will be evaluated, interpreted and prepared in a report. We anticipate that the program will cost approximately $88,500. To date, we have not commenced exploration on the Swakum Mountain property.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be approximately $103,500.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Swakum Mountain property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our SB-2 Registration Statement, and amendments thereto, on the SEC website at www.sec.gov under our SEC File Number 333-145471.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are present in U.S. dollars.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No. 7, it's characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2007, any potential costs relating to the retirement of the Company's mineral property has not yet been determined.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

ENVIRONMENT COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At October 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128. "Earnings per Share," which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro0forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended April 30, 2007 because there were no stock options outstanding prior to the adoption or at October 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements NO 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment of Disposal of Long-Lived Assets," to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," and amendment of FASB Statement NO. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of t his statement is not expected t to have a significant effect on the Company's future report financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, filed under SEC File Number 333-145471, at the SEC website at www.sec.gov:

     Exhibit
     Number                         Description
     ------                         -----------

       3.1        Articles of Incorporation*
       3.2        Bylaws*
      31.1        Sec. 302 Certification of Principal Executive Officer
      31.2        Sec. 302 Certification of Principal Financial Officer
      32.1        Sec. 906 Certification of Principal Executive Officer
      32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 23, 2008            Gray Creek Mining, Inc., Registrant


                            By: /s/ Alan J. Cox
                                ------------------------------------------------
                                Alan J. Cox, President, Chief Executive Officer, Principal Financial Officer
                                Principal Accounting Officer and
                                Director