Form 10QSB
period 2008-01-31
Gray Creek Mining Inc.
filed 2008-03-17
CIK 1405260

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report under Section 12(b) or 12(g) of
                           The Securities Act of 1934

                      For the Period ended January 31, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,250,000 shares of Common Stock outstanding as of January 31, 2008.

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gray Creek Mining, Inc.

I have reviewed the condensed balance sheet of Gray Creek Mining, Inc. (An Exploration Stage Company) as of January 31, 2008, and the related condensed statements of operations for the three and nine months ended January 31, 2008 and for the period from August 10, 2006 (inception) to January 31, 2008, and condensed statements of cash flows for the nine months ended January 31, 2008 and for the period from August 10, 2006 (inception) to January 31, 2008. These financial statements are the responsibility of the company's management.

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


/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
March 12, 2008

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         April 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  3,988           $ 17,326
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  3,988             17,326

OTHER ASSETS
  Mining Land                                                         8,000              8,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    8,000              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 11,988           $ 25,326
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                $     --           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                 --

      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 5,250,000 shares issued and outstanding
   as of July 31 and April 30, 2007 respectively                      5,250              5,250
  Additional paid-in capital                                         20,250             20,250
  Deficit accumulated during Development stage                      (13,512)              (174)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           11,988             25,326
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 11,988           $ 25,326
                                                                   ========           ========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         August 10, 2006
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended                through
                                                 January 31,          January 31,          January 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                       581               13,338               13,512
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                (581)             (13,338)             (13,512)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $     (581)          $  (13,338)          $  (13,512)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,250,000            5,250,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                       August 10, 2006
                                                                      Nine Months        (inception)
                                                                        Ended              through
                                                                      January 31,        January 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,338)          $(13,512)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,338)           (13,512)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Mining Property                                                   --             (8,000)
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              5,250
  Additional paid-in capital                                                 --             20,250
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             25,500
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                         (13,338)             3,988

CASH AT BEGINNING OF PERIOD                                              17,326                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $  3,988           $  3,988
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                             GRAY CREEK MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $13,512 as of January 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

At January 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the year ended August 31, 2006. The Company did not record any compensation expense for the period ended January 31, 2008 because there were no stock options outstanding prior to the adoption or at January 31, 2008.

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

5. INCOME TAXES

As of January 31, 2008, the Company had a net operating loss carry forwards of approximately $13,512 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended January 31, 2008.

We incurred operating expenses in the amount of $581 and $13,338 for the three and nine month periods ended January 31, 2008. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss for the three month period ended January 31, 2008 was $581. Our net loss from inception through January 31, 2008 was $13,512.

At January 31, 2008, we had total assets of $11,988 consisting of $3,988 in cash and $8,000 in mining land. At the same date we had no liabilities.

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

At January 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended April 30, 2007 because there were no stock options outstanding prior to the adoption or at January 31, 2008.

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

March 12, 2008                      Gray Creek Mining, Inc., Registrant


                                    By: /s/ Alan J. Cox
                                        ---------------------------------------
                                        Alan J. Cox, President, Chief Executive
                                        Officer, Principal Financial Officer
                                        Principal Accounting Officer and
                                        Director