Form 10-K
period 2008-04-30
Gray Creek Mining Inc.
filed 2008-07-24
CIK 1405260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2008

                        Commission File Number 333-145471


                             Gray Creek Mining Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           NEVADA                                                    N/A
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                           313 - 6688 Willington Ave.
                    Burnaby, British Columbia, Canada V5H 2V8
                    (Address of Principal Executive Offices)

                                 (604) 434-8539
                               (Telephone Number)

         Val-U-Corp Services, Inc.
  1802 North Carson Street, Suite 212
       Carson City, NV  89701-9141            (800) 555-0738      (775) 887-0738
(Name and Address of Agent for Service)     (Telephone Number)      (Fax Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 30, 2008, the registrant had 5,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 30, 2008.

                             GRAY CREEK MINING INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        8
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a Vote of Securities Holders              11

                                Part II

Item 5.  Market for Registrant's Common Equity & Related Stockholder
         Matters                                                            11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13
Item 8.  Financial Statements                                               18
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           27
Item 9A. Controls and Procedures                                            27

                               Part III

Item 10. Directors and Executive Officers                                   29
Item 11. Executive Compensation                                             30
Item 12. Security Ownership of Certain Beneficial Owners and Management     31
Item 13. Certain Relationships and Related Transactions                     31
Item 14. Principal Accounting Fees and Services                             32

                                Part IV

Item 15. Exhibits                                                           32

Signatures                                                                  33

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN LAST FIVE YEARS

We were incorporated on August 10, 2006 under the laws of the state of Nevada. On that date, Alan J. Cox was appointed as President, Secretary, Treasurer, Chief Executive Officer, and director. On January 2, 2007 Mr. Cox resigned as Secretary and Treasurer and Todd Halfnight was appointed as our Secretary and Treasurer, and also as a director.

IN GENERAL

We are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have a 100% interest, held in trust by David Heyman, in three mineral claims known as the Swakum Mountain property. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our plan of operation is to conduct exploration work on the Swakum Mountain property in order to ascertain whether it possesses economic quantities of gold and silver. There can be no assurance that economic mineral deposits or reserves exist on the Swakum Mountain property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Swakum Mountain property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

DESCRIPTION, LOCATION AND ACCESS, LOCAL RESOURCES AND INFRASTRUCTURE

The project area lies within the Thompson Plateau physiographic division of the southern interior of B.C. in moderately rolling terrain between elevations of 1,200 and 1,700 meters above sea level. Access is via the Coquihalla Highway to a point about 20 km north of Merritt and from there via forest roads which lead west from the highway to the property area. An alternative route is the forest road leading north from Nicola along Shuta Creek.

The property lies within the Interior Plateau climate zone, a region where mean temperatures range between -5 to -15 degrees Celsius in the winter and from 20 to 30 degrees Celsius in the summer months. Total monthly precipitation varies from a low of about 20mm during March, the driest month, to over 50 mm in July. Snow may be expected from October through March with between 40 and 50 cm occurring in each of December and January. The area is drained by a complex system of intermittent streams flowing north and east to Clapperton Creek and south to Shuta Creek - both tributaries of the Nicola River. Forest cover consists mainly of pine with minor deciduous groves in drainage areas.

There is no plant or equipment on the property. The nearest community with some basic services is Merritt. The City of Merritt is a regional population centre with some services and amenities for industrial, educational and leisure activities.

Water required for exploration and development of the claim is available from several creeks and fresh water lakes located in the area.

SWAKUM MOUNTAIN PROPERTY STAKING AND PURCHASE AGREEMENT

On November 29, 2006, we entered into an agreement with Mr. David Heyman of Langley, British Columbia, whereby he agreed stake and sell to us one mineral claim located approximately 17 kilometers north of Merritt, British Columbia in an area having the potential to contain gold and silver mineralization or deposits. In order to acquire a 100% interest in these claims, we paid $8,000 to Mr. Heyman.




                      [MAP SHOWING THE PROPERTY LOCATION]

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to the company. The claim was staked using the British Columbia Mineral Titles Online computer Internet system. All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

EXPLORATION HISTORY

Early interest in the Swakum Mountain area dates to the late 19th century with the staking of the Peacock Group by Mr. Thomas Hunter. In 1916, copper, gold and silver mineralization was discovered on what later became the Lucky Mike, Alameada, Thelma, Sunchine, Lee, Lo and other claims. In the following few years a number of additional prospects were discovered in the area and limited tests shipments were made from several properties including the Lucky Mike (also known as the Last Chance), Thelma and Alameada (also referred to as the Alameda).

GEOLOGICAL ASSESSMENT REPORT: SWAKUM MOUNTAIN PROPERTY

We have obtained a geological summary report on the Swakum Mountain property that was prepared by T.L. Sadlier-Brown, P. Geo., a member of the Association of Professional Engineers and Geoscientists of British Columbia. He holds a Bachelor of Science degree in geology. The report discusses the geology of the area surrounding and particular to the Swakum Mountain property, and makes a recommendation for further exploration work.

CONCLUSIONS

T.L. Sadlier-Brown, the author of the geological report on the Swakum Mountain property, concludes that Swakum Moutain property presents a new opportunity for the application of modern exploration methods in the area and, accordingly, a multi disciplinary exploration program is considered to be warranted.

An estimate of the cost of the proposed initial review and field examination is US$8,500. Provision of an additional budget of US$80,000 is recommended for the contingent exploration work that would be required to complete in-fill survey work over the property. Costs are summarized in following Table.

COST PROPOSAL (IN U.S. FUNDS)

PHASE I

Data acquisition and review, map proparation & interpretation   $ 3,500
Field examination:                                              $ 3,200
Geochemical analyses & assays (rock & soil)                     $   400
Travel and field expenses                                       $   600
Planning and supervision                                        $   800
         Sub-total                                                       $ 8,500

PHASE II

Geology & supervision                                           $11,000
Provision for geochemical survey (including analyses & LOA)     $25,000
Provision for geophysical surveys (including LOA)               $24,500
Miscellneous Travel and field expenses                          $ 5,000
Data evaluation, interpretation and report preparation          $ 4,500
Contingency allowance (15%)                                     $10,000
         Sub-total                                                       $80,000
                                                                         -------
         GRAND TOTAL                                                     $88,500
                                                                         =======

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of British Columbia, specifically. The governmental agencies responsible for overseeing the exploration of minerals in Canada are primarily the Ministry of Natural Resources Canada and the Ministry of the Environment. In British Columbia, the responsible government agency is the Ministry of Energy, Mines and Petroleum Resources.

Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond. In addition, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. Such costs will be less than $500 and will consist of having any significant soil or rock that is moved during the exploration process returned to its original location. Soil and rock movement during proposed exploration is anticipated to be negligible.

We will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. However, it is anticipated that such costs will not exceed $5,000 for future exploration phases. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one and phase two because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;

     -    Dust generation will have to be minimal or otherwise re-mediated;

     - Dumping of material on the surface will have to be re-contoured and re-vegetated;

     - An assessment of all material to be left on the surface will need to be environmentally benign;

     -    Ground water will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

     - There will have to be an impact report of the work on the local fauna and flora.

During the exploration phase, a bond will need to be provided covering possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

EMPLOYEES

We have no employees as of the date of this annual report other than our two officers.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of April 30, 2008, we had cash in the amount of $8,488. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Swakum Mountain property. We do not have sufficient funds to conduct the exploration on the property, and we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Swakum Mountain property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for gold and silver, and investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Swakum Mountain property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Swakum Mountain property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on August 10, 2006 and to date have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Swakum Mountain property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. If we determine that the Swakum Mountain property does not contain any reserves and that we are unable to complete our business plan with respect to the claims, we intend to acquire an interest or interests in additional mineral claims for exploration purposes. Additional acquisitions will depend upon our ability to raise additional funding through our sale of common stock.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Swakum Mountain property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended April 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE SWAKUM MOUNTAIN PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Swakum Mountain property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold and silver of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR PRESIDENT AND SECRETARY HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Alan J. Cox spends approximately 30% his business time providing his services to us. Our secretary and treasurer, Mr. Todd Halfnight spends only about 25% of his business time providing his services to us. While Mr. Cox and Mr. Halfnight presently possess adequate time to attend to our interests, it is possible that the demands on Mr. Cox and Mr. Halfnight from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no certainty that a market will develop. We have been approved for listing of our common stock on the over the counter bulletin however there is no guarantee that a market will ever develop for our shares. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES ARE CONSIDERED A PENNY STOCK, WHICH LIMITS AN INVESTORS ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

ITEM 2. PROPERTIES

We have a 100% interest, held in trust by David Heyman, in the mineral claim comprising the Swakum Mountain property. We do not own or lease any property other than the Swakum Mountain property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended April 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "GYCK". The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter securities. To be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority. Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a grace period if they do not make their required filing during that time. We cannot guarantee that we will continue to have the funds required to remain in compliance with our reporting obligations.

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we had 32 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the FINRA system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish financial reports in our quarterly and annual reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues.

We incurred operating expenses in the amount of $23,838 and $174 for the years ended April 30, 2008 and 2007. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss from inception through April 30, 2008 was $24,012.

At April 30, 2008, we had total assets of $16,488 consisting of $8,488 in cash and $8,000 in mining land. At the same date we had $15,000 in liabilities consisting entirely of a loan from our directors.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at April 30, 2008 was $8,488.

Our directors have agreed to advance funds to pay for operating costs and the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. During the year ended April 30, 2008 the directors loaned the company $15,000 ($7,500 each).

We completed an offering of 3,000,000 shares of our common stock at a price of $0.001 per share. Of these shares, 2,000,000 were issued on August 30, 2006 to Alan J. Cox, our President, C.E.O. and director. The remaining 1,000,000 shares were issued on October 5, 2006 to Todd Halfnight, our Secretary, Treasurer, and director. The total amount received from these offerings was $3,000. These shares were issued pursuant to Regulation S of the Securities Act. Appropriate legends were affixed to the stock certificates representing these shares.

We completed an offering of 2,250,000 shares of our common stock at a price of $0.01 per share to a total of 30 purchasers on October 14, 2006. The total amount received from this offering was $22,500. We completed this offering pursuant to Regulation S of the Securities Act.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2008, any potential costs relating to the retirement of the Company's mineral property has not yet been determined.

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

At April 30, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company did not record any compensation expense for the year ended April 30, 2008 because there were no stock options outstanding prior to the adoption or at April 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company anticipates that the future adoption of recent accounting pronouncements will not have a material impact on the Company's financial statements.

BUSINESS OPERATIONS OVERVIEW

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

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gray Creek Mining, Inc.

I have audited the accompanying balance sheet of Gray Creek Mining, Inc. (An Exploration Stage Company) as of April 30, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and 2007 and from August 10, 2006 (inception), to April 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gray Creek Mining, Inc., (An Exploration Stage Company) as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years ended April 30, 2008 and 2007 and from August 10, 2006 (inception), to April 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
--------------------------------
Seattle, Washington
July 15, 2008

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          April 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  8,488           $ 17,326
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  8,488             17,326

OTHER ASSETS
  Mining Land                                                         8,000              8,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    8,000              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 16,488           $ 25,326
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan From Director                                               $ 15,000           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            15,000                 --

      TOTAL LIABILITIES                                              15,000                 --

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 5,250,000 shares issued and outstanding
   as of July 31 and April 30, 2007 respectively                      5,250              5,250
  Additional paid-in capital                                         20,250             20,250
  Deficit accumulated during Development stage                      (24,012)              (174)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,488             25,326
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 16,488           $ 25,326
                                                                   ========           ========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         August 10, 2006
                                                                                           (inception)
                                                 Year Ended           Year Ended            through
                                                  April 30,            April 30,            April 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    23,838                  174               24,012
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (23,838)                (174)             (24,012)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (23,838)          $     (174)          $  (24,012)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,250,000            5,250,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From August 10, 2006 (Inception) through April 30, 2007
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                                  Common        Additional        During
                                     Common        Stock         Paid-in       Exploration
                                     Stock         Amount        Capital          Stage         Total
                                     -----         ------        -------          -----         -----
BALANCE, AUGUST 10, 2006                  --      $    --       $     --      $      --       $      --

Stock issued for cash on
October 5, 2006
@ $0.001 per share                 3,000,000      $ 3,000                                         3,000

Stock issued for cash on
October 14, 2006
@ $0.01 per share                  2,250,000        2,250         20,250                         22,500

Net loss, April 30, 2007                                                           (174)           (174)
                                  ----------      -------       --------      ---------       ---------

BALANCE, APRIL 30, 2007            5,250,000      $ 5,250       $ 20,250      $    (174)      $  25,326
                                  ==========      =======       ========      =========       =========

Net loss, April 30, 2008                                                        (23,838)        (23,838)
                                  ----------      -------       --------      ---------       ---------

BALANCE, APRIL 30, 2008            5,250,000      $ 5,250       $ 20,250      $ (24,012)      $   1,488
                                  ==========      =======       ========      =========       =========

                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     August 10, 2006
                                                                 Year Ended         Year Ended         (inception)
                                                                   Ended              Ended             through
                                                                  April 30,          April 30,          April 30,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(23,838)          $   (174)          $(24,012)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Loan From Director                                             15,000                 --             15,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (8,838)              (174)            (9,012)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Mining Property                                              --             (8,000)            (8,000)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --             (8,000)            (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              5,250              5,250
  Additional paid-in capital                                            --             20,250             20,250
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             25,500             25,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (8,838)            17,326              8,488

CASH AT BEGINNING OF PERIOD                                         17,326                 --                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $  8,488           $ 17,326           $  8,488
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                             GRAY CREEK MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $24,012 as of April 30, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2008, any potential costs relating to the retirement of the Company's mineral property has not yet been determined.

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

At April 30, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R. The Company did not record any compensation expense for the period ended April 30, 2008 because there were no stock options outstanding prior to the adoption or at April 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. COMMON STOCK

The total number of common shares authorized that my be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

The company has issued 5,250,000 shares of common stock for total cash proceeds of $25,500. At April 30, 2008, there were no outstanding stock options or warrants.

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

GRAY CREEK MINING, INC. (Notes to Financials)
--------------------------------------------------------------------------------

5. INCOME TAXES

As of April 30, 2008, the Company had a net operating loss carry forwards of approximately $23,838 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

6. RELATED PARTY TRANSACTIONS

Alan Cox, President and Todd Halfnight, Treasurer of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital, Mr. Cox and Mr. Halfnight have advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Cox and Mr. Halfnight was $ 7,500 and $7,500 respectively, on April 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES & CHANGES TO INTERNAL CONTROLS

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS: We do not have a functioning audit committee and we have no outside directors serving on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director         Age
----------------         ---

Alan J. Cox              46
Todd Halfnight           46

EXECUTIVE OFFICERS:

Name of Officer          Age                          Office
---------------          ---                          ------

Alan J. Cox              46     President, Chief Executive Officer, and Director
Todd Halfnight           46     Treasurer, Secretary and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

MR. ALAN J. COX has acted as our President, C.E.O., Treasurer, Secretary and director since our incorporation on August 10, 2006 to January 2, 2007. Since January 2, 2007, Mr. Cox has acted as our President, C.E.O., C.F.O. and director. Since 1997, Mr. Cox has been self employed in building and life safety field, specializing in fire detection and signaling systems as an electrical installer and system designer, on a contract basis. Mr. Cox has several years personal investment experience focusing on Canadian mining resource stocks especially involved in the area of precious metal, base metals, diamonds, and oil sands.

Mr. Cox intends to devote 30% of his business time to our affairs

MR. TODD HALFNIGHT has acted as our Treasurer, Secretary, and as a director since January 2, 2007. Since 2004, he has been a member of a School Planning Council in Nelson, British Columbia. Mr. Halfnight's duties included organizing community support and secured funding for arts and athletic facilities conjoined to a new school project. Since 2004 to 2006, Mr. Halfnight was also a director of a Community Facilities Committee in Nelson, British Columbia, where he organized community support and secured funding for arts and athletic facilities conjoined to a new school project. Since 1993 to 2007, Mr. Halfnight was an owner of Starbelly Metal Arts involved in designing and manufacturing unique, sculptural and functional furnishings and architectural features for custom local markets and for national distribution.

Mr. Halfnight intends to devote 25% of his business time to our affairs.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

CONFLICTS OF INTEREST

We do not have any written procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, two officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                       Non-Equity   Nonqualified
                                                                       Incentive     Deferred       All
 Name and                                                                Plan         Compen-      Other
 Principal                                       Stock       Option     Compen-       sation       Compen-
 Position           Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------        ----   ------     -----      ------      ------     ------       --------      ------     ------
Alan Cox,           2008      0         0          0           0           0            0             0         0
President,          2007      0         0          0           0           0            0             0         0
CEO, CFO and        2006      0         0          0           0           0            0             0         0
Director            2005      0         0          0           0           0            0             0         0

Todd Halfnight,     2008      0         0          0           0           0            0             0         0
Secretary,          2007      0         0          0           0           0            0             0         0
Treasurer, and      2006      0         0          0           0           0            0             0         0
Director            2005      0         0          0           0           0            0             0         0

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Halfnight or Mr. Cox. We do not pay them any amount for acting as an officer or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                                    Amount of             Percent of
Title of Class       Name and Address Beneficial Owner        Beneficial Ownership         Ownership
--------------       ---------------------------------        --------------------         ---------
Common Stock        Alan J. Cox                                     2,000,000                38.10%
                    President, Chief Executive Officer
                    and Director
                    6688 Willingdon Avenue,
                    Burnaby, BC, Canada

Common Stock        Todd Halfnight                                  1,000,000                19.05%
                    Secretary, Treasurer
                    PO Box 39
                    Crawford, BC, Canada

Common Stock        All officers and directors as a group
                    that consists of two people                     3,000,000                57.15%

The percent of class is based on 5,250,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2008 Mr. Cox and Mr. Halfnight each loaned the company $7,500 for operating costs. The loans are interest free and there are no specific terms of repayment.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    Any of our directors or officers;

     *    Any person proposed as a nominee for election as a director;

     * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

     *    Any member of the immediate family of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,200, for tax services were $Nil and for other services were $Nil during the year ended April 30, 2008.

There were no fees charged to the company for audit services, tax services or other services during the year ended April 30, 2007.

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit No.                        Description
     -----------                        -----------

        3.1          Articles of Incorporation*
        3.2          Bylaws*
       31.1          Sec. 302 Certification of Chief Executive Officer
       31.2          Sec. 302 Certification of Chief Financial Officer
       32.1          Sec. 906 Certification of Chief Executive Officer
       32.2          Sec. 906 Certification of Chief Financial Officer

----------
* Incorporated by reference and can be found in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145471, at the SEC website at www.sec.gov.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 21, 2008              Gray Creek Mining, Inc., Registrant


                           By: /s/ Alan J. Cox
                               -------------------------------------------------
                               Alan J. Cox, President, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director