Form 10-Q
period 2008-07-31
Gray Creek Mining Inc.
filed 2008-09-15
CIK 1405260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

                        Commission file number 333-145471


                             GRAY CREEK MINING INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                           313 - 6688 Willington Ave.
                    Burnaby, British Columbia, Canada V5H 2V8
          (Address of principal executive offices, including zip code)

                                 (604) 434-8539
                     (telephone number, including area code)

       Val-U-Corp Services, Inc.
 1802 North Carson Street, Suite 212
     Carson City, NV  89701-9141              (800) 555-0738      (775) 887-0738
(Name and Address of Agent for Service)     (Telephone Number)      (Fax Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,250,000 shares as of September 15, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2008, prepared by the company, immediately follow.

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,           April 30,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,616           $  8,488
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,616              8,488

OTHER ASSETS
  Mining Land                                                         8,000              8,000
                                                                   --------           --------
TOTAL OTHER ASSETS                                                    8,000              8,000
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 10,616           $ 16,488
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                               $ 20,000           $ 15,000
  Accounts Payable                                                    1,350
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            21,350             15,000

      TOTAL LIABILITIES                                              21,350             15,000

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 5,250,000 shares issued and outstanding
   as of July 31 and April 30, 2007 respectively                      5,250              5,250
  Additional paid-in capital                                         20,250             20,250
  Deficit accumulated during Development stage                      (36,234)           (24,012)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (10,734)             1,488
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 10,616           $ 16,488
                                                                   ========           ========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         August 10, 2006
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                  July 31,             July 31,             July 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    12,222                6,622               36,234
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (12,222)              (6,622)             (36,234)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (12,222)          $   (6,622)          $  (36,234)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,250,000            5,182,500
                                                 ==========           ==========


                       See Notes to Financial Statements

                             Gray Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          August 10, 2006
                                                                     Three Months       Three Months       (inception)
                                                                        Ended              Ended             through
                                                                       July 31,           July 31,           July 31,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(12,222)          $ (6,622)          $(36,234)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Loan from Director                                                    5,000                 --             20,000
    Accounts Payable                                                      1,350                 --              1,350
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,872)            (6,622)           (14,884)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Mining Property                                                   --                 --             (8,000)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --             (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --                 --              5,250
  Additional paid-in capital                                                 --                 --             20,250
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --                 --             25,500
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (5,872)            (6,622)             2,616

CASH AT BEGINNING OF PERIOD                                               8,488             17,326                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $  2,616           $ 10,704           $  2,616
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                             GRAY CREEK MINING, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,234 as of July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2008, any potential costs relating to the retirement of the Company's mineral property has not yet been determined.

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

At July 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R. The Company did not record any compensation expense for the period ended July 31, 2008 because there were no stock options outstanding prior to the adoption or at July 31, 2008.

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

The company has issued 5,250,000 shares of common stock for total cash proceeds of $25,500. At July 31, 2008, there were no outstanding stock options or warrants.

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

GRAY CREEK MINING, INC. (Notes to Financials)
--------------------------------------------------------------------------------

5. INCOME TAXES

As of July 31, 2008, the Company had a net operating loss carry forwards of approximately $36,234 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

6. RELATED PARTY TRANSACTIONS

Alan Cox, President and Todd Halfnight, Treasurer of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital, Mr. Cox and Mr. Halfnight have advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Cox and Mr. Halfnight was $10,000 and $10,000 respectively, on July 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements.

BUSINESS

We are an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We have a 100% interest in three mineral claims known as the Swakum Mountain property. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

We incurred operating expenses in the amount of $12,222 and $6,622 for the three months ended July 31, 2008 and 2007. The operating expenses were comprised primarily of general and administrative expenses.

Our net loss from inception through July 31, 2008 was $36,234.

At July 31, 2008, we had total assets of $10,616 consisting of $2,616 in cash and $8,000 in mining land. At the same date we had $21,350 in liabilities consisting of $1,350 in accounts payable and $20,000 in a loan from our directors.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

The following table provides selected financial data about our company for the period ended July 31, 2008.

                    Balance Sheet Data:            7/31/08
                    -------------------            -------

                    Cash                          $  2,616
                    Total assets                  $ 10,616
                    Total liabilities             $ 21,350
                    Shareholders' equity          $(10,734)

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at July 31, 2008 was $2,616.

Our directors have agreed to advance funds to pay for operating costs and the cost of reclamation of the property should exploitable minerals not be found and we abandon our exploration program and there are no remaining funds in the company. While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. During the period ended July 31, 2008 the directors loaned the company $5,000 ($2,500 each). The total amount of the loan is $20,000.

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

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including fees payable in connection with reporting obligations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

September 15, 2008          Gray Creek Mining, Inc., Registrant


                            By: /s/ Alan J. Cox
                                ------------------------------------------------
                                Alan J. Cox, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director