Form 10-Q
period 2008-10-31
BWI Holdings, Inc.
filed 2008-12-18
CIK 1405260

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                        Commission file number 333-145471


                               BWI HOLDINGS, INC.
                       (formerly Gray Creek Mining, Inc.)
           (Exact name of the registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                            3915 61 Avenue South East
                        Calgary, Alberta, Canada T2C 1V5
                       (formerly 313-6688 Willingdon Ave.
                   Burnaby, British Columbia, Canada, V5H 2V8)
          (Address of principal executive offices, including zip code)

                    (403) 255-2900 (formerly (604) 434-8539)
                     (Telephone number, including area code)

        Val-U-Corp Services, Inc.
 1802 North Carson Street, Suite 212
     Carson City, NV 89701-9141              (800) 555-0738       (775) 887-0738
(Name and address of agent for Service      (Telephone Number)     (Fax Number)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:

As at October 31, 2008
     Common            10,746,054
     Preferred                nil

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2008, prepared by the company immediately follow.

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS\
                      (Unaudited - Prepared by Management)


Consolidated Balance Sheets                                       Statement  "A"

Consolidated Statements of Income and Comprehensive Income        Statement  "B"

Consolidated Statements of Stockholders' Equity                   Statement  "C"

Consolidated Statements of Cash Flows                             Statement  "D"

Notes to Consolidated Financial Statements                        Statement  "E"

                                                                   Statement "A"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                           Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                                October 31, 2008

                                              October  31,            March 31,
                                                 2008                   2008
                                              -----------            -----------
ASSETS

Current:
  Accounts receivable                         $ 1,852,799            $ 2,190,912
  Prepaid expenses                                158,372                110,940
                                              -----------            -----------

                                                2,009,171              2,301,852
                                              -----------            -----------

Performance bonds                                  24,906                 48,645
Property and equipment, net                     6,072,216              7,674,767
Goodwill                                        2,651,620              3,107,397
Customer lists                                    108,399                179,339
                                              -----------            -----------

                                                8,857,142             11,010,148
                                              -----------            -----------

                                              $10,866,312            $13,312,000
                                              ===========            ===========

Approved on Behalf of the Board:

"Jim Can", Director

"Kendall Dilling", Director


                           - See accompanying notes -

                                                                   Statement "A"
                                                                       Continued


                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                           Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                                October 31, 2008

                                                                      October 31,             March 31,
                                                                         2008                   2008
                                                                     ------------           ------------
LIABILITIES

Current:
  Bank overdraft                                                     $     56,753           $     39,009
  Revolving bank loan                                                      19,364                 56,743
  Accounts payables and accrued liabilities                             3,266,530              4,380,479
  Notes payable                                                            26,777                 47,068
  Due to related parties                                                  279,385                811,289
  Corporate taxes payable                                                  21,448                 23,825
  Due to shareholders                                                     471,306              1,738,755
  Current portion of long-term debt                                        26,749                 34,433
  Current portion of obligations under capital lease                    1,100,817              1,374,549
                                                                     ------------           ------------
                                                                        5,269,129              8,507,150
                                                                     ------------           ------------

Long-term debt                                                             15,804                 36,572
Obligations under capital lease                                         1,985,906              3,100,043
Non-controlling interest                                                       --              3,307,861
                                                                     ------------           ------------
                                                                        2,001,710              6,444,476
                                                                     ------------           ------------
                                                                        7,270,839             14,951,626
                                                                     ------------           ------------
STOCKHOLDERS' EQUITY

Common stock
  Authorized
   100,000,000 common voting stocks with a par value of
    $0.001 each 20,000,000 preferred non-voting stock
    with a par value of $0.001 each
 Issued and outstanding
   (10,746,054, 2008 - 5,250,000) common stock par value                   10,746                 95,734
 Contributed surplus                                                   10,661,733              5,905,201
 Cumulative other comprehensive income (loss)                            (601,902)               150,319
 Accumulated deficit                                                   (6,475,124)            (7,790,880)
                                                                     ------------           ------------
                                                                        3,595,473             (1,639,426)
Nature of operations (Note 1)
Commitments, contingencies, and subsequent events (Note 10)
                                                                     ------------           ------------

                                                                     $ 10,866,312           $ 13,312,000
                                                                     ============           ============

                           - See accompanying notes -

                                                                   Statement "B"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
           Consolidated Statements of Income and Comprehensive Income
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                 For the Three Months Ended October 31, 2008 and
                     Three Months Ended September 30, 2007

                                                                       2008                   2007
                                                                   ------------           ------------
Revenue                                                            $  2,975,804           $  4,583,930
Cost of sales                                                         2,099,560              3,352,475
                                                                   ------------           ------------
Gross earnings before general and administrative expenses               876,244              1,231,455
                                                                   ------------           ------------
General and Administrative Expenses:
  Advertising and promotion                                              84,140                 29,387
  Automotive                                                              5,310                  3,745
  Bad debts (recovery)                                                 (143,575)                    --
  Depreciation                                                          296,316                485,514
  Insurance                                                              25,405                     --
  Interest and bank charges                                              23,894                 43,448
  Interest on long-term debt                                             89,341                105,603
  Office                                                                 41,299                145,078
  Professional fees                                                      31,450                 63,310
  Rent                                                                   76,588                 75,045
  Repairs and maintenance                                                 2,553                  5,621
  Salaries and benefits                                                 268,746                357,383
  Telephone                                                              39,682                 57,410
  Travel                                                                  9,860                     --
                                                                   ------------           ------------
                                                                        851,009              1,371,544
                                                                   ------------           ------------
Income (Loss) before other items and income taxes                        25,235               (140,089)
                                                                   ------------           ------------
Other Income (Expenses):
  Write off mining claims                                                (8,000)                    --
  Gain on sale of assets                                                 12,056                     --
                                                                   ------------           ------------
Income (Loss) before income taxes                                        29,291               (140,089)
Income taxes                                                                 --                     --
                                                                   ------------           ------------
Net Income (Loss)                                                        29,291               (140,089)
Other comprehensive income (loss)
  Foreign currency translation adjustment                              (727,561)               (53,468)
                                                                   ------------           ------------
Total comprehensive Loss for the quarter                           $    698,270           $    197,557
                                                                   ============           ============
Basic and diluted Income (Loss) per share                          $       0.00           $      (0.00)
Weighted average stock outstanding                                   10,746,054             41,412,198
                                                                   ============           ============

- See accompanying notes -

                                                                   Statement "B"
                                                                      Continued"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
           Consolidated Statements of Income and Comprehensive Income
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                 For the Six Months Ended October 31, 2008, and
                    the Six Months Ended September 30, 2007

                                                                       2008                   2007
                                                                   ------------           ------------
Revenue                                                            $  6,600,305           $  7,968,597
Cost of sales                                                         4,769,831              6,219,564
                                                                   ------------           ------------
Gross earnings before general and administrative expenses             1,830,474              1,749,032
                                                                   ------------           ------------
General and Administrative Expenses:
  Advertising and promotion                                             180,049                106,732
  Automotive                                                              9,081                  7,489
  Bad debts                                                            (144,655)                    --
  Depreciation                                                          637,753                846,905
  Insurance                                                              27,319                     --
  Interest and bank charges                                              43,853                 81,418
  Interest on long-term debt                                            204,942                216,119
  Office                                                                 83,977                312,622
  Professional fees                                                      74,300                141,325
  Rent                                                                  201,722                171,456
  Repairs and maintenance                                                50,811                 11,242
  Salaries and benefits                                                 660,643                656,363
  Telephone                                                              82,611                 96,315
  Travel                                                                 21,795                     --
                                                                   ------------           ------------
                                                                      2,134,201              2,637,986
                                                                   ------------           ------------
Income (Loss) before other items and income taxes                      (303,727)              (888,953)
                                                                   ------------           ------------
Other Income (Expenses):
Write off of mining claim                                                (8,000)                    --
Gain on sale of assets                                                  441,695                     --
                                                                   ------------           ------------
Income (Loss) before income taxes                                       129,968               (888,953)
Income taxes                                                                 --                     --
                                                                   ------------           ------------
Net Income (Loss)                                                       129,968               (888,953)
Other comprehensive income (loss)
  Foreign currency translation adjustment                              (622,253)               (93,283)
                                                                   ------------           ------------
Total comprehensive loss for the year                              $    622,253           $    982,236
                                                                   ============           ============
Basic and diluted Income (Loss) per share                          $       0.01           $      (0.02)
Weighted average stock outstanding                                   10,746,054             41,412,198
                                                                   ============           ============

                                                                   Statement "C"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
               Consolidated Statements of Stockholders' Deficiency
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                                October 31, 2008

                                                                                                     Retained
                               Common Stock          Stock to      Contributed    Comprehensive      Earnings
   Comment                 Number      Par Value     be Issued       Surplus         Income          (Deficit)          Total
   -------                 ------      ---------     ---------       -------         ------          ---------          -----
Balance 8/10/06                 --      $    --      $     --      $        --      $      --       $        --       $       --

Issued for cash          5,250,000        5,250            --           20,250             --                --           25,500

Net loss                        --           --            --               --             --              (174)            (174)
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 4/30/07          5,250,000        5,250            --           20,250             --              (174)          25,326
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Net loss                        --           --            --               --             --           (23,838)         (23,838)
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 4/30/08          5,250,000        5,250            --           20,250             --           (24,012)           1,488
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Issued on
recapitalization and
acquisition of
Budget Waste Inc.        5,496,054        5,496            --       10,641,483        150,319        (6,581,080)       4,216,218

Other Comprehensive
Income                          --           --            --               --       (752,221)               --         (752,221)

Net Income                      --           --            --               --             --           129,968          129,968
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 10/31/08        10,746,054      $10,746      $     --      $10,661,733      $(601,902)      $(6,475,124)      $3,595,453
                       ===========      =======      ========      ===========      =========       ===========       ==========


                           - See accompanying notes -

                                                                   Statement "D"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      Consolidated Statements of Cash Flows
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                 For the Seven Months Ended October 31, 2008 and
                    the Six Months Ended September 30, 2007

                                                                                2008                  2007
                                                                             -----------           -----------
Operating Activities:
  Net Income (Loss), per Statement "B"                                       $   129,968           $  (888,953)
  Adjustments for non-cash items -
    Depreciation                                                                 637,753               836,905
    Loss (Gain) on sale of asset                                                (441,695)                   --
  Changes in non-cash working capital -
    (Increase) Decrease in accounts receivable                                   338,113              (785,899)
    (Increase) Decrease prepaid expenses                                         (47,432)              (18,359)
    Increase (Decrease) in corporate taxes payable                                (2,377)              (17,611)
    Increase (Decrease) in accounts payable and accrued liabilities             (765,421)              903,185
                                                                             -----------           -----------
Cash flows from (used in) operating activities                                  (151,865)               29,268
                                                                             -----------           -----------
Investing Activities:
  (Increase) Decrease in performance bonds                                        23,739                (4,023)
  Additions to property and equipment                                           (176,098)             (960,106)
  Proceeds on sale of property and equipment                                     122,419                    --
  Acquisitions of business assets, net of cash acquired                               --                    --
                                                                             -----------           -----------
Cash flows from (used in) investing activities                                   (29,940)             (964,129)
                                                                             -----------           -----------
Financing Activities:
  Increase (Decrease) in revolving bank loans                                    (37,379)              (81,090)
  Increase (Decrease) in bank overdraft                                           17,744                60,557
  Increase (Decrease) in notes payable                                           (20,291)              (20,236)
  Proceeds on issuance of capital stock                                               --                 5,000
  Repayment of long-term debt                                                    (28,452)              (76,725)
  Repayment of obligations under capital lease                                  (774,471)              216,936
  Proceeds from related parties                                                  625,467               182,375
  Proceeds from shareholders                                                     200,547               746,174
                                                                             -----------           -----------
Cash flows from (used in) financing activities                                   (16,835)            1,032,991
                                                                             -----------           -----------
Effect of exchange rate changes on cash                                          198,640                98,130
Net Increase (Decrease) in Cash and Cash Equivalents                                  --                    --
Cash and cash equivalents, beginning                                                  --                    --
                                                                             -----------           -----------
Cash and cash equivalents, ending                                            $        --           $        --
                                                                             ===========           ===========
Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                              $   204,942           $   216,119
  Income taxes paid                                                                   --                    --

                           - See accompanying notes -

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


1. NATURE OF OPERATIONS:

a) Condensed Financial Statements -

These financial statements do not include all of the disclosure contained in the Company's April 30, 2008 year end financial statements, but only descriptions of significant and material changes that have incurred in this interim period. Readers are requested to read these financial statements in conjunction with the financial statements included in the Company's 10-K Annual Report filed July 24, 2008 and the Company's 8-K Entry Into a Material Definitive Agreement filed November 13, 2008..

b) Company Description -

These financial statements include the accounts of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) (Formerly Gray Creek Mining, Inc. a Nevada Corporation) (the "Company") and its wholly owned subsidiary Budget Waste Inc. (an Alberta Corporation) "Alta". Alta is the successor corporation following the July 1, 2006 amalgamation of Alta and its wholly owned subsidiaries: Kosland Waste Removal Ltd. (acquired February 15, 2006); DB Waste Disposal 2005 Ltd. (acquired March 1, 2006); Strathmore Septic Services (1980) Ltd. (acquired March 1, 2006), 593250 Alberta Ltd. (operating as DB Port-a-Pod acquired March 1, 2006); All Waste Systems Ltd. (acquired March 1, 2006); Rocky Mountain Waste Services Inc. (acquired March 1, 2006); 882880 Alberta Ltd. (acquired April 30, 2006) and Finnie Water Hauling Ltd. (acquired June 30, 2006). Subsequent to the amalgamation, the Company also acquired Hydrovac Alberta Inc. (acquired December 1, 2006) and 4M Water Hauling Ltd. (acquired February 16, 2007). The Company also acquired the assets only of 202287 Construction Services Ltd. (acquired November 30, 2006), Muldowney Holdings Ltd. (acquired December 1, 2006) and PJ.s Waste and Recycling Services Ltd. (acquired February 14, 2007).

The Company provides non-hazardous waste collection, transfer, recycling and disposal services. Additionally, the Company provides support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. The Company operates primarily, but not exclusively, in Alberta, Canada. The Company evaluates principal operations through three functional departments: Solid Waste, Liquid Waste and Water Hauling. The Company has ceased its mineral exploration activities.

c) Consolidated Statements -

Effective November 10, 2008 the Company completed the acquisition of Budget Waste Inc. (Alta). According to accounting principles generally accepted in the United States, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Budget Waste Inc. (Alta) for the net monetary assets of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) accompanied by a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. All material inter-company balances and transaction have been eliminated in consolidation.

d) Comparative Figures -

The comparative figures are of Budget Waste, Inc. As discussed above, the continuing operations are of Budget Waste Inc. and the operations of Gray Creek ceased following the capital transaction described above. BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) reports on an April 30 fiscal year end. Prior to the acquisition, Budget Waste reported on a March 31 fiscal year end. Comparative figures have been reclassified, where applicable, in order to conform to the current periods' presentation.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


1. NATURE OF OPERATIONS: CONTINUED

e) Going Concern -

The Company's ability to continue as a going concern is dependant upon achieving profitable operations and upon the continued financial support of its lenders and investors. The outcome of these matters cannot be predicted at this time.

Due to the recurring losses of the Company, the Company must continue to obtain external investment capital and financing. On going operations will be dependant upon the execution of the Company's business plan including achieving more efficient operations and marketing initiatives and the successful listing of the Company on a public market.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES:

a) Cash and Cash Equivalents -

Cash and cash equivalents consist of cash and deposit instruments with an initial maturity of three months or less.

b) Accounts Receivable -

Receivables are recorded when invoiced or advanced and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. The estimate for the allowance for doubtful accounts is based upon historic collection trends, type of customer and age of receivables. If events indicate that specific receivable balances may be impaired, further consideration is given to those balances and the allowance is adjusted accordingly. Accounts are written off when the Company's efforts to collect are unsuccessful.

c) Income Taxes -

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Uncertainty in Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax assets and liabilities of a change in tax rates realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition ad measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

d) Property and Equipment -

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while major maintenance expenditures are expensed as incurred. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews its assets annually for impairment. Depreciation is provided over the estimated useful lives of the assets on a declining balance basis at the following annual rates:

     Equipment                               20%
     Waste bins                              10%
     Automotive                              20%
     Port-a-Potties                          20%
     Trailers                                20%
     Assets under capital lease              20%
     Office                                  20%
     Heavy trucks and equipment              20%
     Computer equipment                      30%
     Tools and equipment                     20%
     Leasehold developments                  20%
     Buildings                                4%

Depreciation for property and equipment purchased during the year is calculated at one-half of the above rates.

e) Leases -

The Company leases property and equipment in the ordinary course of business. Significant lease obligations relate to trucks, waste bins, and compactors. These leases have varying terms and may or may not include purchase or buyout options and guaranteed residuals. The terms of these leases are considered when determining whether a lease is classified as operating or capital.

The majority of the Company's leases are capital leases. Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease and are amortized over their estimated useful lives, using the same method as similar assets that the Company owns. The present value of the lease payments is recorded as a debt obligation as disclosed in Note 11.

Other leases are classified as operating when lease terms are significantly shorter than the assets' economic useful lives, or relatively low fixed minimum lease payments. Management expects that in the normal course of business, these leases will be renewed, replaced with new leases or replaced with fixed asset expenditures.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

f) Goodwill and Intangible Assets -

Through  expansion  by  acquisition,  the  Company  has  acquired  goodwill  and intangible assets - mainly customer lists. In accordance with SFAS 142 "Accounting for Goodwill and Intangible Assets", goodwill is recorded at cost and is not subject to amortization. Customer lists are recorded at cost and amortized over their estimate useful lives on a straight-line basis. The useful lives of customer lists are estimated to be three years. These assets are reviewed annually for impairment; more frequently if management has reason to believe that conditions exist that may lead to impairment.

g) Impairment of Long-Lived Assets -

As described above, the Company assesses the recoverability of its long-lived tangible and intangible assets at least annually. Management assesses if there have been significant events or changes in circumstances that indicate an asset or group of assets may have become impaired. A test of recoverability is performed comparing the carrying value of a group of assets to its undiscounted future cash flows. If carrying values are in excess undiscounted future cash flows, impairment is measured by comparing the internal discounted cash flow analysis or a third party valuation. Estimating future cash flows required significant judgment and projections may vary from cash flows eventually realized.

h) Foreign Currency Translation -

The functional currency for Budget Waste Inc. (Alta) is the Canadian dollar. The reporting currency of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) is the US dollar.

Translation of foreign currency denominated transactions -

Transactions undertaken in foreign currencies are translated into the functional currency at the actual exchange rates prevailing at the time of the transaction. Exchange gains or losses are a result of exchange rate changes between the time the transaction is recognized and the collection of funds and are included as a component of net income.

Translation of account balances denominated in foreign currencies on consolidation -

The Company follows FAS 52 "Foreign Currency Translation" and uses the current rate method whereby assets and liabilities are translated at the rate of exchange at the Balance Sheet date. Revenues and expenses are translated at the weighted average rate of exchange for the period. Components of stockholders'

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

deficiency are translated at the appropriate historic rate of exchange. Exchange gains or losses on transaction of foreign currency are included as a component of comprehensive income.

i) Comprehensive Income -

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' deficiency. The Company's other comprehensive income is primarily comprised of unrealized foreign exchange gains and losses.

j) Revenue Recognition -

In accordance with SEC Staff Accounting Bulletin 104, the Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performance obligations. For providing services and short-term rentals, revenue is recognized when services or rentals have been completed. For long-term rentals, revenue is recognized monthly over the term of the contract. For special events, fencing, port-a-potties and other assets that can be rented on a per diem basis, revenue is recognized when the equipment is collected or returned.

k) Advertising -

Advertising costs are expensed as incurred and amounted to $81,140 and $180,049 for the three and six months ended October 31, 2008 and $29,387 and $106,732 for the three and six months ended September 30, 2007.

l) Share-Based Payment -

The Company has not issued any warrants or stock options, nor has it established any compensation plan under which options or warrants may be issued. The Company has adopted SFAS No. 123(r) "Share Based Payment" but it does not have any effect on the financial statements. From time to time, employees and suppliers have been issued stock as compensation for goods and services rendered to the Company. These issuances of stock were valued at the value of goods and services received in accordance with pre-established rates of pay and contractual amounts.

m) Contingencies -

The potential exposure the Company has with respect to claims, assessments and litigation has been estimated in accordance with SFAS No. 5. It is not always

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

possible to predict the outcome of litigation as it is subject to many uncertainties. It is also not always possible for management to make a meaningful estimate of the protection loss or range of loss associated with such litigation.

n) Use of Estimates -

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Significant areas requiring the use of management estimates relate to revenue recognition, the determination of impairment of long-lived assets, the estimation of useful lives, rates and methods of depreciation, income taxes, recognition of bad debts allowances, accounts payable and accrued liabilities, recognition of capital leases and contingencies. Management believes the estimates are reasonable. Actual results could differ from these estimates and assumptions.

o) Supplemental Cash Flow Information -

Non-cash investing and financing activities are excluded from the statement of cash flows. Non-cash transactions are disclosed throughout the notes to the consolidated financial statements. Total amounts paid for income taxes and interest are disclosed on the consolidated statement of cash flows.

p) Net loss per share before comprehensive income -

The Company computes net income (loss) per share in accordance with SFAS No. 128, "EARNINGS PER Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive (i.e. reducing loss per share).

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

q) Mineral Claims -

Mineral property acquisitions, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the company has not established any probable or proven reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from acquisition, construction or development and for any development of such assets. As at October 31, 2008, any potential costs relating to the retirement of the Company's mineral property have not yet been determined. Effective November 10, 2008, the Company has abandoned these claims.

3. RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS:

The company is exposed to various types of risks owing to the nature of the business activities it carries on, including those related to the use of financial instruments. In order to manage the risks associated with using financial instruments, such as loan, deposit and securities, controls have been implemented, such as risk management policies and various risk limits. These measures aim to optimize the return/risk ratio in all its operations. The main risks to which the company is exposed are set out below.

Fair Value -

In accordance with SFAS 107 "DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS", the Company's financial instruments include accounts receivable, performance bonds, bank overdraft, revolving bank loan, accounts payable and accrued liabilities, notes payable, amounts due to related parties, amounts due to shareholders, long-term debt, and obligations under capital leases. The fair value of financial instruments recognized in the balance sheet approximate their carrying amounts.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


3. RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS: CONTINUED

Market Risk -

Market risk corresponds to the financial losses that the company could incur because of unfavourable fluctuations in the value of financial instruments following variations in the parameters underlying their evaluation, such as interest rates. The policies and limits implemented are designed to mitigate exposure to market risk arising from asset and liability management activities.

Credit Risk -

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company deposits cash with financial institutions it believes to be creditworthy. Cash balances at these financial institutions may exceed the federally guaranteed amount.

The Company's accounts receivable are primarily derived from trade. The Company will maintain an allowance for doubtful accounts receivable in those cases for which the expected collectability of accounts receivable is in question.

Liquidity Risk -

Liquidity risk represents the possibility that the company may not be able to gather sufficient cash resources, when required and under reasonable conditions, to meet its financial obligations. The company's overall liquidity risk is managed by the chief financial officer and supervised by the Board of Directors. The company monitors cash resources daily and makes sure the liquidity indicators are in compliance with limits established in the policies set by the company.

Interest Risk -

The Company finances its property and equipment assets through short-term borrowing, long-term borrowing and capital and operating leases. The Company's greatest exposure to interest risk is from its short-term borrowings, as long-term borrowings and leases have fixed interest rates or fixed minimum lease payments.

4. PROVISION FOR DOUBTFUL ACCOUNTS:

The Company determines its provision for doubtful accounts based upon the accounting policy described in Note 2(b). The Company's allowance for doubtful accounts at October 31, 2008 is $74,457 and March 31, 2008 is $989,686. During the period, the Company sold accounts receivable for proceeds of $144,655. These receivables had a face value of approximately $750,000 and were fully allowed for.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


5. MINERAL INTERESTS:

On November 29, 2006, the Company entered into a purchase and sale agreement to acquire a 100% interest in one mineral claim located in the Nicola Valley mining division located approximately 17 kilometres north of Merritt, British Columbia, Canada, for a total consideration of $8,000. The mineral interest was held in trust for the Company by the vendor of the property. Effective November 10, 2008, the Company has abandoned this claim and has written the investment off.

6. REVOLVING BANK LOAN:

The revolving bank loan bears interest at prime plus 2 percent per annum and is secured by a fixed and floating charge against the Company's assets. The maximum amount available is $58,374.

7. DUE TO RELATED PARTIES:

Amounts due to related parties have no specific terms of repayment, are non-interest bearing and are unsecured.

8. DUE TO SHAREHOLDERS:

Amounts due to shareholders are unsecured, non-interest bearing with no specific terms of repayment.

9. STOCKHOLDERS' DEFICIENCY:

a) Warrants -

There are no warrants outstanding at October 31, 2008 or September 30, 2007.

b) Stock Options -

There are no stock options outstanding at October 31, 2008 or September 30, 2007.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


10. COMMITMENTS AND CONTINGENCIES:

a) The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

     2009                    $408,555
     2010                     361,891
     2011                     314,537
     2012                      26,177
     2013                         400

b) The Company is involved in the following litigation -

Corey Finnie and Virginia Finnie are disputing the acquisition of Finnie Water Hauling Ltd. by Budget and are requesting damages of $Cdn 1,000,000 ($US 867,000) and 1,000,000 (after adjusting for stock splits) shares of the Company. Approximately $948,000 of the $Cdn 1,000,000 was purportedly related to the assumption of liabilities related to capital leases. The plaintiff is claiming that these obligations were not assumed by the company. The company has assumed these obligations. The outcome of this lawsuit is indeterminable at this time.

c) Environmental -

The Company's operations are subject to federal, provincial and municipal laws and regulations over the collection, transport, transfer and disposal of waste products. The Company does not maintain its own landfill sites, so is not subject to any remediation costs with respect to contaminated sites. The Company does not transport hazardous wastes. The Company is not exposed to significant environmental risk.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


11. RELATED PARTY TRANSACTIONS:

The Company has transactions with various related parties, including the Company's officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

                                                   October 31,       March 31,
                                                      2008             2008
                                                    -------          --------
     Included in accounts receivable                $    --          $ 50,625
     Included in accounts payable                    83,531           131,122

     Transactions during the three months ended
     June 30, 2008 and 2006
       Rent                                          15,187                --
       Repairs and supplies                          86,975            38,225
       Loan interest                                 99,700            52,415

During the six months ended October 31, 2008, the company sold land and a building to a Company controlled by a shareholder for $Cdn 736,000. The property was appraised at $ Cdn 610,000. The Company recognized a gain of $Cdn 357,190 on this transaction

During the year ended March 31, 2008 the company issued 25,000,000 common shares to a director and officer of the Company in order to settle $250,000 of accounts payable for management fees recorded in 2006 and 2007.

Additionally, during the year ended March 31, 2008 the Company sold property to a related Company for proceeds of $CAD $1,200,000. The property was independently appraised at $1,167,000. The proceeds were used to repay a mortgage and to reduce debt owing to the related company. The company recognized a gain of $511,876 on this sale.

                                                                   Statement "E"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                   Notes to Consolidated Financial Statements
                                October 31, 2008


12. SEGMENTED REPORTING:

The Company operates in four distinct business segments: Solid Waste, Liquid Services, Water Hauling and Septic Services. Results of operations for these segments for the six months ended October 31, 2008 and September 30, 2007 are as follows:

October, 2008

                                 Operating       Gross                      Administration
                    Revenue       Expenses       Profit      Amortization     and Other        Net Loss
                    -------       --------       ------      ------------     ---------        --------
Solid waste        4,469,812     3,737,549       732,263       431,894          703,712        (403,345)
Liquid Services      437,309       246,039       191,270        43,255           68,826          80,189
Water Hauling        923,294       551,408       371,886        89,213          145,313         137,360
Septic               769,891       258,566       511,324        74,390          121,170         315,764
                   ---------     ---------     ---------     ---------        ---------       ---------

                   6,600,305     4,793,562     1,806,743       637,752        1,039,022         129,968
                   =========     =========     =========     =========        =========       =========

September, 2007

                                 Operating       Gross                      Administration
                    Revenue       Expenses       Profit      Amortization     and Other        Net Loss
                    -------       --------       ------      ------------     ---------        --------

Solid waste        6,200,137     4,839,264     1,360,873       651,172        1,401,370       (691,669)
Liquid Services      358,287       279,647        78,641        37,629           80,981        (39,969)
Water Hauling        816,251       637,092       179,160        85,727          184,491        (91,059)
Septic               593,922       463,562       130,360        62,377          134,240        (66,256)
                   ---------     ---------     ---------     ---------        ---------       --------

                   7,968,597     6,219,564     1,749,033       836,905        1,801,081       (888,953)
                   =========     =========     =========     =========        =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM I, AND THE COMPANY'S 10-K ANNUAL REPORT, THE COMPANY'S 8-K ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT AND OTHER PUBLICLY AVAILABLE FINANCIAL INFORMATION. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND INVOLVES NUMEROUS RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

COMPANY OVERVIEW

The Company has been engaged in the acquisition of mining properties with a view to exploit any mineral deposits discovered that demonstrate economic feasibility. We have a 100% interest, held in trust by the vendor, in three mineral claims known as the Swakum Mountain property located in the Nicola Valley mining district located approximately 17 km north of Merritt, British Columbia, Canada. The Company has decided to abandon these claims and pursue other business interests through its wholly owned subsidiary Budget Waste Inc.

Budget Waste Inc. is a regional solid and liquid waste services company that provides collection, disposal, fencing and recycling services to residential and commercial customers in Alberta, Canada. Our Company was founded in 2001 (prior to acquisition by BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.), a Nevada company) with one truck and 10 large roll off containers. The Company has expanded steadily until February 2006 when it acquired the first of ten companies through the next year.

SOURCES OF REVENUE

Our revenue consists primarily of fees charged to customers for solid and liquid waste collection, landfill disposal and recycling services.

We derive our collection revenue from services provided to commercial and residential customers. Services to commercial customers are generally performed under service agreements or pursuant to contracts with municipalities. We recognize revenue when services are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the periods in which the services are rendered.

We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal, the cost of disposal and prices charged by competitors for similar services. Our contracts with commercial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is however, sometimes limited by the terms of our contracts.

EXPENSE STRUCTURE

Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, liability and workers compensation insurance and related leasing costs.

Selling,   general  and   administrative   expenses  include  managerial  costs,
information systems, administrative expenses and professional fees.

Depreciation and amortization includes depreciation of fixed assets over their estimated useful lives using the declining balance method and amortization of customer lists over their estimated useful lives on a straigh-line basis.

OPERATING RESULTS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

For the three months ended October 31, 2008, the company reported revenues of $2,976M ("M" representing thousands), compared to $4,584M for the three months ended September 30, 2007. While the Company instituted a price increase during the year which included fuel surcharges, the slowing of the economy, especially in the construction industry negatively affected sales. Additionally, the company reports in U.S. dollars while the company's functional currency is the Canadian dollar which declined 15% against the U.S. dollar during this period.

The gross margin for the three months ended October 31, 2008 of $853M represented 28.6% of revenue as compared to $1,231M for the three months ended September 30, 2007 or 26.9%. This improvement resulted from a concerted effort to stabilize costs and to implement stronger systems of internal control. Moving all vehicle repairs and maintenance from outside vendors to an in house mechanical shop and consolidation of operations also contributed to a more positive result.

Selling, general and administrative expenses decreased to $827M for the three months ended October 31, 2008 from $1,372M for the three months ended September 30, 2007. This decrease is due in part from depreciation which decreased to $296M in 2009 fiscal year to date from $485M in 2008 fiscal year to date. The company entered into a factoring agreement to sell approximately $750M of non-current accounts receivable for $144M. The company has in prior years fully allowed for these receivables, so the sale resulted in a large recovery of bad debts. Additionally, general administrative and operating expenses decreased due to the company's commitment to stronger systems of internal controls which included the completion of the company's 2008 audit and ongoing communication with the company's auditors. Management is encouraged by the results but believes there is still room to achieve better operational efficiencies and will work to continue improving the company's operations.

The company disposed of surplus assets in 2009 fiscal year to date that resulted in a gain of $12M. The company also abandoned its mineral properties at a loss of $8M as management believes that the waste management business must be the company's exclusive focus. This made the company's EBITDA $415M which has been used to retire current and long-term debt.

The Company experienced net income of $29M for the three months ended October 31, 2008 compared to a loss of $140M for 2007. This is a significant improvement arising from improved gross margins and reduced general and administrative expenses.

OPERATING RESULTS FOR THE SIX MONTHS ENDED OCTOBER 31, 2008

For the six months ended October 31, 2008, the company reported revenues of $6,600M ("M" representing thousands), compared to $7,968M for the six months ended September 30, 2007. While the Company instituted a price increase during the year which included fuel surcharges, severe weather in April and May and the slowing of the economy, especially in the construction industry negatively affected sales.

The gross margin for the six months ended October 31, 2008 of $2,806M represented 27.4% of revenue as compared to $1,749M for the three months ended September 30, 2007 or 21.9%. Although overall sales decreased, the gross margin increased in both percentage and absolute dollar amount. This improvement resulted from a concerted effort to stabilize costs and to implement stronger systems of internal control. Moving all vehicle repairs and maintenance from outside vendors to an in house mechanical shop and consolidation of operations also contributed to a more positive result.

Selling, general and administrative expenses decreased to $2,110M for the six months ended October 31, 2008 from $2,638M for the three months ended September 30, 2007. This decrease is due in part from depreciation which decreased to $638 in 2009 fiscal year to date from $837M in 2008 fiscal year to date. Additionally, general administrative and operating expenses decreased due to the company's commitment to stronger systems of internal controls which included the completion of the company's 2008, 2007 and 2006 audits and ongoing communication with the company's auditors. General and administrative expenses increased minimally to 32.0% of revenue in 2009 fiscal year to date compared to 33.1% in 2008 due to increases in salaries advertising and rents required to remain competitive with other companies in the Calgary area. Additionally, costs were incurred to implement a safety program that will result in lower costs and potential new customers. Management will continue to monitor these expenses to determine where additional costs can be reduced.

The company disposed of surplus assets in 2009 fiscal year to date that resulted in a gain of $442M. This made the company's EBITDA $973M which has been used to retire current and long-term debt.

The Company experienced net income of $130M for the six months ended October 31, 2008 compared to a loss of $(889M) for the six months ended September 30, 2007. This is a significant improvement arising from improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED OCTOBER 31, 2008
For the six months ended October 31, 2008 there was a cash shortfall from operations of $152M as the company retired 765M of current payables compared to $29M for the six months ended September 30, 2007. $176M was used to acquire equipment; $122 was raised on the disposal of surplus equipment; and 774M was used to retire debt and obligations under capital lease. This resulted in a cash deficiency that was provided primarily by increases in amounts due to related parties and shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Consolidated Financial Statements.

BAD DEBT ALLOWANCE

Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable by aging category. Our reserve is evaluated and revised on a quarterly basis. As discussed above, the company entered into a factoring agreement to recover some funds from accounts which were fully allowed for in prior years.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We have implemented a fuel surcharge program, which is designed to recover fuel price fluctuations. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases, particularly during periods of high inflation.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has approximately 30 operating leases for vehicles and waste bins used in the operations of the company. Approximate future lease payments over the next five years are as follows:

2009, $408,000; 2010, $362,000; 2011, $314,000; 2012, $26,000; 2013, $500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a small issuer

ITEM 4. CONROLS AND PROCEDURES

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

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Corey Finnie and Virginia Finnie are disputing the acquisition of Finnie Water Hauling Ltd. by Budget and are requesting damages of $Cdn 1,000,000 ($US 867,000) and 1,000,000 (after adjusting for stock splits) shares of the Company. Approximately $948,000 of the $Cdn 1,000,000 was purportedly related to the assumption of liabilities related to capital leases. The plaintiff is claiming that these obligations were not assumed by the company. The company has assumed these obligations. The outcome of this lawsuit is indeterminable at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On October 1, 2008, certain shareholders of the company entered into an agreement to sell 100% of the outstanding stock of the company to certain purchasers for a cash price of $275,000. On November 10, 2008, the company acquired 100% of the outstanding shares of Budget Waste Inc., an Alberta, Canada corporation from Budget Waste, Inc. a Nevada corporation. The purchase price for the stock of Budget waste Inc. was 5,496,054 newly issued and restricted shares of the company's stock, representing approximately 52% of the outstanding shares of the company post-acquisition

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See ITEM 2

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits                                Description
--------                                -----------

  31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

  31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant, BWI Holdings, Inc., caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 15, 2008                     /s/ Jim Can
                                            -----------------------------------
                                            Jim Can, CEO