Form 10-Q
period 2008-12-31
BWI Holdings, Inc.
filed 2009-02-17
CIK 1405260

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the last practicable date:

As at December 31, 2008
     Common            10,696,054
     Preferred                nil

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company immediately follow.

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

Consolidated Statements of Income and Comprehensive Income         Statement "B"

Consolidated Statements of Stockholders' Equity                    Statement "C"

Consolidated Statements of Cash Flows                              Statement "D"

Notes to Consolidated Financial Statements                         Statement "E"

                                                                   STATEMENT "A"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                           Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                                December 31, 2008


                                              December 31,            March 31,
                                                 2008                   2008
                                              -----------            -----------
ASSETS

Current:
  Cash                                        $    29,902            $        --
  Accounts receivable                           1,582,124              2,190,912
  Prepaid expenses                                159,848                110,940
                                              -----------            -----------

                                                1,771,673              2,301,852
                                              -----------            -----------

Performance bonds                                  24,631                 48,645
Property and equipment, net                     5,846,041              7,674,767
Goodwill                                        2,622,293              3,107,397
Customer lists                                     94,589                179,339
                                              -----------            -----------

                                                8,587,554             11,010,148
                                              -----------            -----------

                                              $10,359,226            $13,312,000
                                              ===========            ===========


Approved on Behalf of the Board:

"Jim Can", Director

"Kendall Dilling", Director


- See accompanying notes -

                                                                   STATEMENT "A"
                                                                       CONTINUED

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                           Consolidated Balance Sheets
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                                December 31, 2008

                                                                                December 31,            March 31,
                                                                                   2008                   2008
                                                                                ------------           ------------
LIABILITIES

Current:
  Bank overdraft                                                                $         --           $     39,009
  Revolving bank loan                                                                 15,218                 56,743
  Accounts payables and accrued liabilities                                        2,951,724              4,380,479
  Notes payable                                                                       13,240                 47,068
  Due to related parties                                                             222,607                811,289
  Corporate taxes payable                                                             21,210                 23,825
  Due to shareholders                                                                520,438              1,738,755
  Current portion of long-term debt                                                   26,453                 34,433
  Current portion of obligations under capital lease                               1,077,868              1,374,549
                                                                                ------------           ------------

                                                                                   4,848,758              8,507,150
                                                                                ------------           ------------

Long-term debt                                                                        11,022                 36,572
Obligations under capital lease                                                    1,930,801              3,100,043
Non-controlling interest                                                                  --              3,307,861
                                                                                ------------           ------------

                                                                                   1,941,823              6,444,476
                                                                                ------------           ------------
                                                                                   6,790,581             14,951,626
                                                                                ------------           ------------
STOCKHOLDERS' EQUITY
  Common stock
    Authorized
     100,000,000 common voting stocks with a par value of $0.001 each
      20,000,000 preferred non-voting stock with a par value of $0.001 each
  Issued and outstanding
    (10,746,054, 2008 - 5,250,000) common stock par value                             10,746                 95,734
  Contributed surplus                                                             10,661,733              5,905,201
  Cumulative other comprehensive income (loss)                                      (782,186)               150,319
  Accumulated deficit                                                             (6,321,648)            (7,790,880)
                                                                                ------------           ------------

                                                                                   3,568,645             (1,639,426)
                                                                                ------------           ------------
Nature of operations (Note 1)
Commitments, contingencies, and subsequent events (Note 10)
                                                                                $ 10,359,226           $ 13,312,000
                                                                                ============           ============

- See accompanying notes -

                                                                   Statement "B"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                        Consolidated Statements of Income
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                For the Eight Months Ended December 31, 2008 and
                    the nine Months Ended December 31, 2007

                                                                       2008                   2007
                                                                   ------------           ------------
Revenue                                                            $  1,738,958           $  4,160,039
Cost of sales                                                         1,057,316              2,742,406
                                                                   ------------           ------------
Gross earnings before general and administrative expenses               681,642              1,417,634
                                                                   ------------           ------------
General and Administrative Expenses:
  Advertising and promotion                                              39,836                 34,983
  Automotive                                                              2,019                  3,745
  Bad debts (recovery)                                                  (97,633)                    --
  Depreciation                                                          223,785                478,971
  Insurance                                                               7,382                      0
  Interest and bank charges                                              14,332                 57,687
  Interest on long-term debt                                             65,970                105,603
  Office                                                                 30,276                145,182
  Professional fees                                                      39,715                211,145
  Rent                                                                   76,970                188,983
  Repairs and maintenance                                                18,666                 84,154
  Salaries and benefits                                                 202,260                234,916
  Telephone                                                              32,180                 42,331
  Travel                                                                  2,376                     --
                                                                   ------------           ------------
                                                                        658,134              1,478,352
                                                                   ------------           ------------
Income (Loss) before other items and income taxes                        23,508                (60,718)
                                                                   ------------           ------------
Other Income (Expenses):
  Write off mining claims                                                    --                     --
  Gain on sale of assets                                                     --                541,257
                                                                   ------------           ------------
Income (Loss) before income taxes                                        23,508                480,539
Income taxes                                                                 --                     --
                                                                   ------------           ------------
Net Income (Loss)                                                        23,086                480,539
Other comprehensive income (loss)
  Foreign currency translation adjustment                               (74,328)              (150,403)
                                                                   ------------           ------------
Total comprehensive Loss for the quarter                           $     51,242           $    330,136
                                                                   ============           ============
Basic and diluted Income (Loss) per share                          $       0.00           $      (0.01)
Weighted average stock outstanding                                   10,746,054             48,861,043
                                                                   ============           ============


- See accompanying notes -

                                                                   Statement "B"
                                                                       Continued
                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                        Consolidated Statements of Income
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                For the Eight Months Ended December 31, 2008 and
                     the nine Months Ended December 31, 2007

                                                                       2008                   2007
                                                                   ------------           ------------
Revenue                                                            $  8,339,263           $ 12,128,636
Cost of sales                                                         5,850,877              8,976,127
                                                                   ------------           ------------
Gross earnings before general and administrative expenses             2,488,386              3,152,509
                                                                   ------------           ------------
General and Administrative Expenses:
  Advertising and promotion                                             219,885                141,719
  Automotive                                                             11,100                  7,489
  Bad debts                                                            (242,288)                    --
  Depreciation                                                          861,538              1,315,876
  Insurance                                                              10,971                     --
  Interest and bank charges                                              58,185                137,742
  Interest on long-term debt                                            270,912                372,472
  Office                                                                114,253                545,357
  Professional fees                                                     114,015                173,125
  Rent                                                                  278,692                157,481
  Repairs and maintenance                                                50,811                 11,242
  Salaries and benefits                                                 862,903                894,338
  Telephone                                                             114,791                117,077
  Travel                                                                 24,171                     --
                                                                   ------------           ------------
                                                                      2,768,605              4,164,326
                                                                   ------------           ------------
Income (Loss) before other items and income taxes                      (280,219)            (1,011,817)
                                                                   ------------           ------------
Other Income (Expenses):
  Write off of mining claim                                              (8,000)
  Gain on sale of assets                                                441,695                541,257
                                                                   ------------           ------------
Income (Loss) before income taxes                                       153,476               (470,560)
Income taxes                                                                 --                     --
                                                                   ------------           ------------
Net Income (Loss)                                                       153,476               (470,560)
Other comprehensive income (loss)
  Foreign currency translation adjustment                              (826,549)              (335,894)
                                                                   ------------           ------------
Total comprehensive loss for the year                              $    673,073           $    806,454
                                                                   ============           ============

Basic and diluted Income (Loss) per share                          $       0.01           $      (0.02)
Weighted average stock outstanding                                   10,746,054             48,900,751
                                                                   ============           ============


- See accompanying notes -

                                                                   Statement "C"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                 Consolidated Statement of Stockholders' Equity
                      (Unaudited - Prepared by Management)
                                  (US Dollars)
                 For the Two Months Ended December 31, 2008 and
                    the Three Months Ended December 31, 2007

                                                                                                     Retained
                               Common Stock          Stock to      Contributed    Comprehensive      Earnings
   Comment                 Number      Par Value     be Issued       Surplus         Income          (Deficit)          Total
   -------                 ------      ---------     ---------       -------         ------          ---------          -----
Balance 8/10/06                 --      $    --      $     --      $        --      $      --       $        --       $       --

Issued for cash          5,250,000        5,250            --           20,250             --                --           25,500

Net loss                        --           --            --               --             --              (174)            (174)
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 4/30/07          5,250,000        5,250            --           20,250             --              (174)          25,326
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Net loss                        --           --            --               --             --           (23,838)         (23,838)
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 4/30/08          5,250,000        5,250            --           20,250             --           (24,012)           1,488
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Issued on
recapitalization and
acquisition of
Budget Waste Inc.        5,496,054        5,496            --       10,641,483        150,319        (6,581,080)       4,216,218

Other Comprehensive
Income                          --           --            --               --       (752,221)               --         (752,221)

Net Income                      --           --            --               --             --           129,968          129,968
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 10/31/08        10,746,054       10,746            --       10,661,733       (601,902)       (6,451,112)       3,619,465
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Other Comprehensive
Income                          --           --            --               --        (74,328)               --          (74,328)

Net Income                      --           --            --               --             --            23,508           23,508
                       -----------      -------      --------      -----------      ---------       -----------       ----------
Balance 12/31/08        10,746,054      $10,746      $     --      $10,661,733      $(676,230)      $(6,427,604)      $3,568,645
                       ===========      =======      ========      ===========      =========       ===========       ==========

- See accompanying notes -

                                                                   Statement "D"

                               BWI HOLDINGS, INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                      (Unaudited - Prepared by Management)
                      Consolidated Statement of Cash Flows
                For the Eight Months Ended December 31, 2008 and
                    the Nine Months Ended December 31, 2007

                                                                                2008                  2007
                                                                             -----------           -----------
Operating Activities:
  Net Income (Loss), per Statement "B"                                       $   153,476           $  (470,561)
  Adjustments for non-cash items -
    Depreciation                                                                 861,538             1,315,876
    Loss (Gain) on sale of asset                                                (433,695)                   --
  Changes in non-cash working capital -
    (Increase) Decrease in accounts receivable                                   297,491              (571,794)
    (Increase) Decrease prepaid expenses                                         (77,296)              (36,988)
    Increase (Decrease) in corporate taxes payable                                (1,231)              (16,879)
    Increase (Decrease) in accounts payable and accrued liabilities             (348,889)            1,130,583
                                                                             -----------           -----------
Cash flows from (used in) operating activities                                   297,918             1,069,478

Investing Activities:
  (Increase) Decrease in performance bonds                                        20,000                (6,464)
  Additions to property and equipment                                           (498,356)           (1,479,828)
  Proceeds on sale of property and equipment                                     122,419                    --
  Acquisitions of business assets, net of cash acquired                               --              (117,776)
                                                                             -----------           -----------
Cash flows from (used in) investing activities                                  (355,937)           (1,604,068)

Financing Activities:
  Increase (Decrease) in revolving bank loans                                    (36,712)              (73,793)
  Increase (Decrease) in bank overdraft                                          (39,009)               60,557
  Increase (Decrease) in notes payable                                           (29,530)              (16,732)
  Proceeds on issuance of capital stock                                               --               475,442
  Repayment of long-term debt                                                    (25,971)              (76,725)
  Repayment of obligations under capital lease                                  (855,787)             (929,293)
  Proceeds from related parties                                                  866,445              (473,148)
  Proceeds from shareholders                                                     188,614               545,206
                                                                             -----------           -----------
Cash flows from (used in) financing activities                                    68,050              (949,745)
                                                                             -----------           -----------
Effect of exchange rate changes on cash                                               --                    --
Net Increase (Decrease) in Cash and Cash Equivalents                              19,871               415,156
Cash and cash equivalents, beginning                                                  --                   (42)
                                                                             -----------           -----------
Cash and cash equivalents, ending                                            $    29,902           $   (58,958)
                                                                             ===========           ===========

Supplemental Disclosure of Cash Flow Information:
  Interest paid                                                              $   270,912           $   372,595
  Income taxes paid                                                                   --                31,342


- See accompanying notes -

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

b) Company Description -

These financial statements include the accounts of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) (Formerly Cray Creek Mining, Inc. a Nevada Corporation) (the "Company") and its wholly owned subsidiary Budget Waste Inc. (an Alberta Corporation) "Alta". Alta is the successor corporation following the July 1, 2006 amalgamation of Alta and its wholly owned subsidiaries: Kosland Waste Removal Ltd. (acquired February 15, 2006); DB Waste Disposal 2005 Ltd. (acquired March 1, 2006); Strathmore Septic Services (1980) Ltd. (acquired March 1, 2006), 593250 Alberta Ltd. (operating as DB Port-a-Pod acquired March 1, 2006); All Waste Systems Ltd. (acquired March 1, 2006); Rocky Mountain Waste Services Inc. (acquired March 1, 2006); 882880 Alberta Ltd. (acquired April 30, 2006) and Finnie Water Hauling Ltd. (acquired June 30, 2006). Subsequent to the amalgamation, the Company also acquired Hydrovac Alberta Inc. (acquired December 1, 2006) and 4M Water Hauling Ltd. (acquired February 16, 2007). The Company also acquired the assets only of 202287 Construction Services Ltd. (acquired November 30, 2006), Muldowney Holdings Ltd. (acquired December 1, 2006) and PJ.s Waste and Recycling Services Ltd. (acquired February 14, 2007).

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

d) Comparative Figures -

The comparative figures are of Budget Waste, Inc. As discussed above, the continuing operations are of Budget Waste Inc. and the operations of Gray Creek ceased following the capital transaction described above. BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) reported on an April 30 fiscal year end. Prior to the acquisition, Budget Waste reported on a March 31 fiscal year end. Effective December 3, 2008, the consolidated company adopted a March 31 fiscal end. To reflect this change, the current figures are for the two and eight months ended December 31, 2008 while the comparative figures are for the three and nine months ended December 31, 2007. Comparative figures have been reclassified, where applicable, in order to conform to the current periods' presentation.

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

Translation of account balances denominated in foreign currencies on consolidation -

The Company follows FAS 52 "Foreign Currency Translation" and uses the current rate method whereby assets and liabilities are translated at the rate of exchange at the Balance Sheet date. Revenues and expenses are translated at the weighted average rate of exchange for the period. Components of stockholders' deficiency are translated at the appropriate historic rate of exchange. Exchange gains or losses on transaction of foreign currency are included as a component of comprehensive income.

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

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

k) Advertising -

Advertising costs are expensed as incurred and amounted to $39,836 and $219,885 for the two and eight months ended December 31, 2008 and $34,983 and $141,719 for the three and nine months ended December 31, 2007.

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

m) Contingencies -

The potential exposure the Company has with respect to claims, assessments and litigation has been estimated in accordance with SFAS No. 5. It is not always possible to predict the outcome of litigation as it is subject to many uncertainties. It is also not always possible for management to make a meaningful estimate of the protection loss or range of loss associated with such litigation.

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


2. SIGNIFICANT ACCOUNTING POLICIES: CONTINUED

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


q) Mineral Claims -

Mineral property acquisitions, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date, the company has not established any probable or proven reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from acquisition, construction or development and for any development of such assets. Effective November 10, 2008, the Company has abandoned these claims and anticipates no further costs associated with these claims

3. RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS:

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


3. RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS:

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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

9. STOCKHOLDERS' DEFICIENCY:

a) Warrants -

There are no warrants outstanding at December 31, 2008 or 2007 .

b) Stock Options -

There are no stock options outstanding at December 31, 2008 or 2007.

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


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

                                           December 31, 2008     March 31, 2008
                                           -----------------     --------------

Included in accounts receivable                 $    --             $    --
Included in accounts payable                     56,765              87,941

Transactions during the nine months ended December 31, 2008 and 2007

Revenue earned                                       --                  --
Rent                                              7,325                  --
Repairs and supplies                             97,131             104,640
Loan interest                                   107,643             159,787

During the nine months ended December 31, 2008, the company sold land and a building to a Company controlled by a shareholder for $Cdn 736,000. The property was appraised at $ Cdn 610,000. The Company recognized a gain of $Cdn 357,190 on this transaction

During the year ended March 31, 2008 the company issued 25,000,000 common shares to a director and officer of the Company in order to settle $250,000 of accounts payable for management fees recorded in 2006 and 2007.

Additionally, during the year ended March 31, 2008 the Company sold property to a related Company for proceeds of $CAD $1,200,000. The property was independently appraised at $1,167,000. The proceeds were used to repay a mortgage and to reduce debt owing to the related company. The company recognized a gain of $511,876 on this sale.

                                                                   Statement "E"

                                BWI HOLDINGS INC.
                       (FORMERLY GRAY CREEK MINING, INC.)
                   Consolidated Notes to Financial Statements
                      (Unaudited - Prepared by Management)
                                  (US Dollars)


12. SEGMENTED REPORTING:

           The Company operates in four distinct business segments: Solid Waste, Liquid Services, Water Hauling and Septic Services. Results of operations for these segments for the six months ended October 31, 2008 and September 30, 2007 are as follows:

December, 2008 - US dollars

                                  Operating        Gross                        Administration       Net
                     Revenue       Expenses        Profit      Amortization         & Other         Income
                     -------       --------        ------      ------------         -------         ------
Solid waste         5,985,096     4,196,820      1,788,276        617,266          1,056,132        114,877
Liquid Services     1,050,354       737,987        312,367        109,428            185,842         17,097
Water Hauling       1,006,615       707,256        299,359        104,221            178,153         16,985
Septic                297,198       208,813         88,384         30,623             53,244          4,517
                    ---------     ---------      ---------      ---------          ---------      ---------

                    8,339,263     5,850,877      2,488,386        861,538          1,473,372        153,476
                    =========     =========      =========      =========          =========      =========

December, 2007 - US dollars

                                  Operating        Gross                        Administration       Net
                     Revenue       Expenses        Profit      Amortization         & Other         Income
                     -------       --------        ------      ------------         -------         ------

Solid waste          9,577,776     7,088,293      2,489,482      1,039,125          1,821,951        (371,593)
Liquid Services        625,707       463,072        162,636         67,885            119,026         (24,276)
Water Hauling          909,955       673,437        236,518         98,724            173,098         (35,304)
Septic               1,015,199       751,325        263,873        110,142            193,118         (39,387)
                    ----------    ----------     ----------     ----------         ----------      ----------

                    12,128,636     8,976,127      3,152,509      1,315,876          2,307,193        (470,560)
                    ==========    ==========     ==========     ==========         ==========      ==========

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

Depreciation and amortization includes depreciation of fixed assets over their estimated useful lives using the declining balance method and amortization of customer lists over their estimated useful lives on a straight-line basis.

OPERATING RESULTS FOR THE TWO MONTHS ENDED DECEMBER 31, 2008

The company changed its fiscal year end from April 30 to March 31 in order to conform to the same fiscal year end as its wholly owned subsidiary. Consequently, this quarterly report is for the two and eight months ended December 31, 2008.

For the two months ended December 31, 2008, the company reported revenues of $1,739M ("M" representing thousands), compared to $4,160M for the three months ended December 31, 2007. The company's revenues decreased for the following reasons: the company reduced its fuel surcharge as the price of fuel declined from its peak during June and July; the economy continued to slow, especially in the construction industry; the weather in December was extremely cold, so that many of our customers elected to shut down operations over the holiday season. Additionally, the company reports in U.S. dollars while the company's functional currency is the Canadian dollar which has declined against the U.S. dollar during this period.

The gross margin for the two months ended December 31, 2008 of $682M represented 39.2% of revenue as compared to $1,418M for the three months ended December 31, 2007 or 34.0%. This improvement resulted from a concerted effort to stabilize costs and to implement stronger systems of internal control.. Moving all vehicle repairs and maintenance from outside vendors to an in house mechanical shop and consolidation of operations also contributed to a more positive result.

Selling, general and administrative expenses decreased to $658M for the two months ended December 31, 2008 from $1,478M for the three months ended December 31, 2007. This decrease is due in part from depreciation which decreased to $224M in the current year's quarter from $479M in 2008. General administrative and operating expenses decreased due to the company's commitment to stronger systems of internal controls and internal reporting. Management is encouraged by the results but believes there is still room to achieve better operational efficiencies and will work to continue improving the company's operations, especially with the future expected economic conditions.

The company's EBITDA for the quarter was $313M which has been used to retire current and long-term debt compared to EBITDA of $1,065M for the previous year's quarter which included the disposal of surplus assets at a gain of $524.

The Company experienced income from operations of $29M for the two months ended December 31, 2008 compared to a loss from operations of $61M for 2007. This is a significant improvement arising from improved gross margins and reduced general and administrative expenses.

OPERATING RESULTS FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2008

For the eight months ended December 31, 2008, the company reported revenues of $8,339M ("M" representing thousands), compared to $12,129M for the nine months ended December 31, 2008. The company adjusted fuel surcharges in response to the volatility of the cost of fuel during the period, but was not 100% successful in passing these increased costs on to our customers. The Calgary area incurred severe weather in April, May and December and the slowing of the economy, especially in the construction industry also negatively affected sales. The company reports in U.S. dollars, but its functional currency is the Canadian dollar which has declined 20% against the U.S. dollar during the period.

The gross margin for the eight months ended December 31, 2008 of $2,488M represented 29.8% of revenue as compared to $3,152M for the nine months ended December 31, 2007 or 25.9%. Although overall sales decreased, the gross margin increased in percentage if not absolute dollar amount. This improvement resulted from a concerted effort to stabilize costs and to implement stronger systems of internal control. Moving all vehicle repairs and maintenance from outside vendors to an in house mechanical shop and consolidation of operations also contributed to a more positive result.

Selling, general and administrative expenses decreased to $2,769M for the eight months ended December 31, 2008 from $4,164M for the nine months ended December 31, 2007. This decrease is due in part from depreciation which decreased to $862 in 2009 fiscal year to date from $1,316M in 2008 fiscal year to date. Additionally, general administrative and operating expenses decreased due to the company's commitment to stronger systems of internal controls which included the completion of the company's 2008, 2007 and 2006 audits and ongoing communication with the company's auditors. General and administrative expenses decreased minimally to 33.1% of revenue in 2009 fiscal year to date compared to 34.3% in 2008 due to increases in salaries advertising and rents required to remain competitive with other companies in the Calgary area. Additionally, costs were incurred to implement a safety program that will result in lower costs and potential new customers.

Management also entered into a factoring agreement where approximately $750M of doubtful receivables were sold for proceeds of $242M. These receivables had all previously been allowed for, so the factoring agreement resulted in a recovery of bad debts of $242M. Management will continue to monitor these expenses to determine where additional costs can be reduced.

The company disposed of surplus assets in the 2009 and 2008 fiscal years' to date that resulted in gains of $442M and $541M. This made the company's EBITDA for fiscal 2009 year to date $1,286M compared to $1,218M. For 2009, this cash from operations has been used to retire current and long-term debt.

The Company experienced net income of $153M for the eight months ended December 31, 2008 compared to a loss of $(471M) for the nine months ended December 31, 2007. This is a significant improvement arising from improved gross margins and reduced administrative spending.

LIQUIDITY AND CAPITAL RESOURCES FOR THE EIGHT MONTHS ENDED DECEMBER 31, 2008

For the eight months ended December 31, 2008 there was a cash surplus from operations of 298M as even after the company retired 349M of current payables the company ended the quarter with positive cash of $30M. In comparison, for the nine months ended December 31, 2007, the $1,069M cash from operations was due to an increase in trade payables of $1,131 for the nine months ended December 31, 2007. $498M was used to acquire additional equipment; $122M was raised on the disposal of surplus equipment; and 882M was used to retire debt and obligations under capital lease. This resulted in a cash deficiency that was provided primarily by increases in amounts due to related parties and shareholders.

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

ITEM 4T. CONROLS AND PROCEDURES

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


Date: February 16, 2009                      /s/  Jim Can
                                             -----------------------------------
                                             Jim Can, CEO