Form 10-K
period 2009-03-31
BWI Holdings, Inc.
filed 2010-12-20
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

BWI Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	333-145471	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

3915 61 Ave. SE
Calgary, Alberta, Canada T2C 1V5
(Address of Principal Executive Offices)

(403) 255-2900
(Telephone Number)

Gray Creek Mining, Inc.
313-6688 Willington Ave.
Burnaby, British Columbia, Canada, V5H 2V8
 (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (9) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 13, 2010, the registrant had 9,498,063 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 13, 2010.

BWI HOLDINGS, INC.
(Formerly Gray Creek Mining, Inc.)

PART I

ITEM 1.                     BUSINESS

ORGANIZATION WITHIN LAST FIVE YEARS

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the state of Nevada. On that date, Alan J. Cox was appointed as Secretary, Treasurer, Chief Executive Officer, and director. On January 2, 2007, Mr. Cox resigned as Secretary and Treasurer and Todd Halfnight was appointed as Secretary, Treasurer and director. Subsequent to October 1, 2008, Mr. Cox and Mr. Halfnight resigned from all positions and Jim Can, Kendall Dilling and Robert Baker were appointed as directors. Mr. Can was also appointed Chief Executive Officer and Chairman of the Board of Directors.

On November 7, 2008, a Certificate of Amendment was filed with the Nevada Secretary of State changing the name to BWI Holdings, Inc. (the “Company”, "BWI" "we," "us" or "our")  and also increased the Authorized Stock to 100,000,000 Common Shares and 200,000,000 Preferred Shares.

IN GENERAL

The Company was originally created as an exploration stage company. The Company was engaged in the acquisition and exploration of mineral properties with the view to exploiting any mineral deposits discovered that demonstrate economic feasibility. Effective, October 1, 2008, certain shareholders of the Company entered into an agreement to sell 100% of the outstanding shares of the common stock of the Company to certain purchasers for $275,000. On November 10, 2008, the Company acquired 100% outstanding shares of common stock of Budget Waste Inc. (Budget Alberta), an Alberta, Canada corporation. Budget Alberta provides non-hazardous waste collection, transfer, recycling and disposal services. Additionally, Budget Alberta provides support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. Budget Alberta operates primarily, but not exclusively, in Alberta, Canada. Budget Alberta evaluates principal operations through three functional departments: Solid Waste, Liquid Waste and Water Hauling. Following this acquisition, the Company abandoned its mineral exploration program.

On November 10, 2008, pursuant to a Share Exchange Agreement between BWI and Budget Waste Inc., a Nevada corporation ("Budget Nevada"), the Company acquired 100% of the issued and outstanding common shares of Budget Alberta in exchange for 27,570,270 common shares of BWI (the "Acquisition").

The acquisition by the Company of Budget Alberta is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, BWI (the legal acquirer) is considered the accounting acquiree and Budget Alberta (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity will in substance be those of Budget Nevada, with the assets and liabilities, and revenues and expenses, of BWI being included effective from the date of consummation of Share Exchange Agreement. BWI is deemed to be a continuation of business of Budget Nevada. The outstanding common stock of BWI prior to the Share Exchange Agreement will be accounted for at their net book value and no goodwill will be recognized.

On March 4, 2009, the Company’s subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). Under the provisions of this act, Budget Alberta has been granted temporary relief from its creditors while it under goes restructuring. In late 2009, Budget Alberta expects to hold a creditors meeting to vote on a Plan of Compromise and Arrangement (the “Plan”), and on approval of the Plan by the Court, expects to emerge from credit protection.

In February 2010, Budget Alberta’s creditors voted to accept the proposed plan of restructuring in order to emerge from creditor protection.  Under the terms of the Plan, preferred and secured creditors are to be paid in full in the amount of approximately $1,668,000.  Unsecured creditors are to receive fifty cents on the dollar and will receive approximately $475,000.  The preferred and secured creditors are to be paid in instalments over six months commencing in March of 2010, and the unsecured creditors are to be paid over twelve months.

On August 19, 2010, The Company's wholly owned subsidiary (Budget Waste Inc.), located in Calgary, Alberta, Canada, was placed into receivership.

As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

DESCRIPTION, LOCATION AND ACCESS, LOCAL RESOURCES AND INFRASTRUCTURE

The Company engaged in the acquisition and exploration of three mineral claims known as the Swakum Mountain property located within the Thompson Plateau physiographic division of the southern interior of British Columbia, Canada. Effective November 8, 2008, the Company abandoned this property.

Our wholly owned subsidiary, Budget Alberta conducts various waste management operations in Calgary, Edmonton, Edson, Red Deer and surrounding areas in the province of Alberta, Canada. Budget Alberta’s operating assets include containers of various sizes and purposes, trucks and portable lavatories. The Company also operates in water reclamation and industrial fencing.

COMPETITION

Budget Alberta encounters intense competition from governmental, quasi-governmental and private sources in all aspects of operations. In North America, the industry consists of several large multi-national waste management companies and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with municipalities that maintain their own waste collection and disposal operations. These municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce prices to expand sales volume or to win competitively bid municipal contracts.

GOVERNMENT REGULATIONS

Budget Alberta handles all materials under the Transportation Dangerous Regulations Act (Canada) (TDG). The waste material to be collected and disposed of by Budget Alberta is non-hazardous solid waste and recyclable waste generated by Budget Alberta’s customers and specifically excludes radioactive, volatile, highly flammable, explosive, biomedical, toxic or hazardous material (these materials are classified as “Prohibited Waste”).

BANKRUPTCY OR SIMILAR PROCEDURES

On March 4, 2009, the Company’s subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). Under the provisions of this act, Budget Alberta has been granted temporary relief from its creditors while it under goes restructuring. In late 2009, Budget Alberta expects to hold a creditors meeting to vote on a Plan of Compromise and Arrangement (the “Plan”), and on approval of the Plan by the Court, expects to emerge from credit protection.

In February 2010, Budget Alberta’s creditors voted to accept the proposed plan of restructuring in order to emerge from creditor protection.  Under the terms of the Plan, preferred and secured creditors are to be paid in full in the amount of approximately $1,668,000.  Unsecured creditors are to receive fifty cents on the dollar and will receive approximately $475,000.  The preferred and secured creditors are to be paid in installments over six months commencing in March of 2010, and the unsecured creditors are to be paid over twelve months.

On August 19, 2010, The Company's wholly owned subsidiary (Budget Waste Inc.), located in Calgary, Alberta, Canada, was placed into receivership.

As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

On October 4, 2008, the Company underwent a change in control when 100% of the outstanding shares of common stock were purchased by a group of independent purchasers. At the same time, the board of directors was replaced entirely.

On November 10, 2008, pursuant to a Share Exchange Agreement between BWI and Budget Waste Inc., a Nevada corporation ("Budget Nevada"), the Company acquired 100% of the issued and outstanding common shares of Budget Alberta in exchange for 27,570,270 common shares of BWI (the "Acquisition").

The acquisition by the Company of Budget Alberta is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, BWI (the legal acquirer) is considered the accounting acquiree and Budget Alberta (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity will in substance be those of Budget Nevada, with the assets and liabilities, and revenues and expenses, of BWI being included effective from the date of consummation of Share Exchange Agreement. BWI is deemed to be a continuation of business of Budget Nevada. The outstanding common stock of BWI prior to the Share Exchange Agreement will be accounted for at their net book value and no goodwill will be recognized.

SUBSIDIARIES

Budget Waste Inc., an Alberta, Canada company is wholly owned by the Company and is included in the consolidated financial statements of the Company.

EMPLOYEES

The Company currently has no employees, but its subsidiary has approximately 80 full time employees.

RESEARCH AND DEVELOPMENT

The Company has not incurred any research or development expenditures.

PATENTS AND TRADEMARKS

Other than the trade name “Budget Waste”, the Company does not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.                  RISK FACTORS

In an effort to keep our shareholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;
•	plans and objectives for the future;
•	projections or estimates about assumptions relating to our performance; and
•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2009 and beyond. These are not the only risks that we face. There may be other risks that we do not presently know or that we currently believe are immaterial that could also impair our business and financial position.

Our business could suffer as a result of our subsidiary, Budget Alberta, filing for reorganization under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court).

As described elsewhere in this report, in March 2009, our subsidiary filed a voluntary petition for relief in order to reorganize under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court), including a proposed plan of reorganization, under CCAA. In March 2010, the bankruptcy court approved our reorganization plan and we emerged from bankruptcy on that date. Even though our plan of reorganization has been implemented, operating results may be adversely affected by the possible reluctance of prospective customers, suppliers and lenders to do business with a company that recently emerged from bankruptcy proceedings. In addition, our emergence from bankruptcy may result in reputational risks that increase our difficulty in attracting and retaining employees.

In addition, we may discover difficulty obtaining new financing, and if so it may be at high cost due to the perceived risk of the Company being in reorganization.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended March 31 2009 we have incurred a net loss of $727,649 and an accumulated deficit of $8,534,513.

Our ability to continue as a going concern is subject to the ability to generate a profit from new activities and/or obtain necessary funding from outside sources, including additional funds from the sale of the Company's unutilized equipment. The continued operating losses and deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful, or that these funds will be available at the times or in the amounts required on terms acceptable to us.

We are highly leveraged.

As of March 31, 2009, we had total debt outstanding of $6,423,865 and total lease commitments (capital and operating) of $2,440,618. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways among other considerations:
•	require us to allocate a considerable portion of cash flows from operations to debt service payments;
•	limit our ability to obtain additional financing; and
•	place us at a disadvantage compared to our competitors who may have less debt.

Our ability to make payments on our debt depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt that would exacerbate the risks associated with our indebtedness.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of large national waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage.

In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may rollback prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenue growth from yield on base business.

If we do not successfully manage our costs, our income from operations could be lower than expected.

In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues, and we continue to seek ways to reduce our selling, general and administrative and operating expenses. While generally we have been successful in managing our costs, including subcontractor costs and the effect of fuel price increases, our initiatives may not be sufficient. Even as our revenues increase, if we are unable to control variable costs or increases to our fixed costs in the future, we will be unable to maintain or expand our margins.

We cannot guarantee that we will be able to successfully implement our plans and strategies to improve margins and increase our income from operations.

We have announced several programs and strategies that we have implemented or planned to improve our margins and operating results. For example, except when prohibited by contract, we have implemented price increases and environmental fees, and we continue our fuel surcharge programs, all of which have increased our internal revenue growth. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations. Additionally, we continue to seek to divest under-performing and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of under-performing and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses. If we are not able to fully implement our plans for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

The seasonal nature of our business and changes in general and local economic conditions cause our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have debt as of March 31, 2009 that is exposed to changes in market interest rates.Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments in a timely manner and the effect that significant claims or litigation against insurance companies may have on such ability.

Any of the factors described above could materially adversely affect our results of operations and cash flows. Additionally, due to these and other factors, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period.

We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material.

We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. Also, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and under applicable law we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

•
agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

•
local communities and citizen groups, adjacent landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

We generally seek to work with the authorities or other persons involved in these proceedings to resolve any issues raised. If we are not successful, the adverse outcome of one or more of these proceedings could result in, among other things, material increases in our costs or liabilities as well as material charges for asset impairments.

The waste industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Stringent government regulations at the federal, provincial, and local level in Canada have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

•	limitations on siting and constructing new waste disposal, transfer or processing facilities or expanding existing facilities;
•	limitations, regulations or levies on collection and disposal prices, rates and volumes;
•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or
•	mandates regarding the disposal of solid waste

Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.

In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

Governmental authorities may enact climate change regulations that could increase our costs to operate.

Environmental advocacy groups and regulatory agencies in Canada have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses.

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. In the past two years, the year-over-year changes in the average quarterly fuel prices have ranged from an increase of 28% to a decrease of 5%. We need fuel to run our collection and transfer trucks and other equipment. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

We have substantial insurance requirements, and increases in the costs of obtaining adequate insurance, or the inadequacy of our insurance coverage, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring liabilities for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

The possibility of development and expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings.

In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects.

If a facility or operation is permanently shut down or determined to be impaired, a pending acquisition is not completed, a development or expansion project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility, acquisition or project. We reduce the charge against earnings by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise.

In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Any such charges could have a material adverse effect on our results of operations.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are involved in civil litigation in the ordinary course of our business and from time-to-time are involved in governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported operating results or cause unanticipated fluctuations in our reported operating results in future periods.

We face intense Competition from larger companies that Could Reduce Our Profitability.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of several large multinational waste management companies, and local and regional companies of varying sizes and financial resources. We compete with these companies as well as with municipalities that maintain their own waste collection and disposal operations. These municipalities may have financial competitive advantages because tax revenues and tax-exempt financing are available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively bid municipal contracts

Additional Financing May Be Required in order to manage our growth plans.

We may be dependent upon our ability to obtain additional significant financing if we want to continue to grow via acquisitions. We also will need additional funding to expand internal growth in market segments we deem to be most profitable.  Obtaining such financing may require additional private or public offerings, the success of which efforts cannot be assured. If we do not secure additional equity or debt financing, our ability to grow could be hampered.

The liquidity of our stock is severely reduced because we are classified as a "penny stock”

The Securities and Exchange Commission (SEC) has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Our securities are subject to the existing rules on penny stocks and, accordingly, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.

If We Do Not Obtain Additional Financing, Our Business Will Fail.

We will require additional financing to sustain our business operations if we are not successful in earning revenues sufficient to replace our vehicles as necessary. Obtaining additional financing would be subject to a number of factors, including our customer base, investor acceptance and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

ITEM 1B           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                     PROPERTIES

The Company had a 100% interest, held in trust by David Heyman, in the mineral claim comprising the Swakum Mountain Property. The Company has abandoned this property.

Budget Alberta Leases the following:

29,000 square foot building for its principal executive offices and warehouse located at 3915 61 Ave., SE, Calgary, AB T2C 1V5 in Canada. Five year lease beginning June 15, 2006 and expiring on June 15, 2011. One option to renew for five years. Monthly rental payments of approximately $24,000. Company has option to buy land and building.

ITEM 3.                     LEGAL PROCEEDINGS

The Company’s wholly owned subsidiary (Budget Waste Inc.) entered into credit protection on March 4, 2009 under the provisions of the Companies’ Credit Arrangement Act (Canada).

On August 19, 2010, The Company's wholly owned subsidiary (Budget Waste Inc.), located in Calgary, Alberta, Canada, was placed into receivership.

As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

Our wholly owned subsidiary, Budget Waste Inc., was involved in various legal proceedings; however as mentioned above we have abandoned all claim of ownership of this subsidiary and all legal claims would be handled by the trustee appointed to Budget Waste Inc.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2009.

PART II

ITEM 5.                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no active trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report, we had approximately 854 shareholders of record. We have paid no cash dividends and have no outstanding options.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended March 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

WESTROCK OPTION AGREEMENT

Effective on August 17, 2009, we entered into the Third Amended Option Agreement with Westrock. Pursuant to the Third Amended Option Agreement: (i) we issued on August 19, 2009, an aggregate of 4,037,500 shares, valued at $2,664,750, of our restricted common stock to Westrock as satisfaction for an aggregate amount of $2,108,750, which remained due and owing from the aggregate purchase price of $3,125,000 related to our acquisition of the Westrock lease.

2009 PRIVATE PLACEMENT

During fiscal year ended March 31, 2009, we completed a private placement offering (the “2009 Private Placement Offering”), whereby we issued an aggregate of 1,250,000 shares of common stock for aggregate proceeds of $225,655. The Private Placement Offering was completed in reliance on Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Sales were made to only non-U.S. residents. The Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

CONSULTANT AGREEMEMT

During fiscal year ended March 31, 2009, we issued an aggregate 250,000 shares of our restricted common stock for services rendered. The shares were issued at $0.01 per share.

SHARE EXCHANGE AGREEMENT

On November 10, 2008, pursuant to a Share Exchange Agreement between Budget Albert and us, we acquired 100% of the issued and outstanding common shares of Budget Alberta in exchange for the issuance of 27,570,270 shares of our common stock.

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

ITEM 6.                     SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and other financial information posted on Pinksheets. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Company Overview

Budget Waste Inc. is a regional solid and liquid waste services company that provides collection, disposal, fencing and recycling services to residential and commercial customers in the province of Alberta, Canada. Our Company was founded in 2001 (prior to acquisition by Budget Waste Inc., a Nevada company) with one truck and 10 large roll off containers.  The Company has expanded steadily since February 2006 when it began the acquisition of the first of ten companies through the next year.

Sources of Revenue

Our revenue consists primarily of fees charged to customers for solid and liquid waste collection, landfill disposal and recycling services. We derive our collection revenue from services provided to governmental, commercial and residential customers.  Service to commercial customers are generally performed under service agreements or pursuant to contracts with municipalities. We recognize revenue when services are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the periods in which the services are rendered.
We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal, the cost of disposal and prices charged by competitors for similar services.  Our contracts with commercial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges.  Our ability to pass on cost increases is however, sometime limited by the terms of our contracts.

Expense Structure

Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, liability and workers compensation insurance and related leasing costs.

Selling, general and administrative expenses include managerial costs, information systems, administrative expenses and professional fees.

Depreciation and amortization includes depreciation of fixed assets over their estimated useful lives using the declining balance method.

Operating Results for the Fiscal Year Ended March 31, 2009

For the fiscal year ended March 31, 2009, the Company reported revenues of $10,525M (“M” representing thousands), a decrease of $5,630M, or 35%, from $16,155M in fiscal year 2008. This decrease was due in part to unusually severe winter weather, with the greatest impact due to the global recession causing a serious reduction in construction and housing starts.

The gross margin for the year ended March 31, 2009 of $3,434M represented 33% of revenue as compared to $4,512M for the year ended March 31, 2008 or 28%.  Efficiencies resulted from management’s efforts to respond to the declining economy.

Selling, general and administrative expenses decreased to $3,322M for the year ended March 31, 2009 from $4,748M for the year ended March 31, 2008.  This was mainly as a result of management making a conscious effort to reduce expenditures as the economy declined. Included in bad debts recovery on the Statement of Loss is a gain on factoring accounts receivable which were already included in the allowance for doubtful accounts in the prior year. The Company sold approximately $900,000 worth of receivables without recourse for proceeds and gain of $133,000. All rights related to these receivables have been transferred to the buyer and no further credit risks on these receivables exist to the Company.
Depreciation of capital assets decreased from $1,800M for the year ended March 31, 2009 to $1,333M for the same period ended March 2009.  This is as a result of the Company’s accounting policy to depreciate its assets on a declining balance basis.

The Company experienced a loss of $728M for the year ended March 31, 2009 compared to a loss of $1,909M for the year ended March 31, 2008. The economic recession prevented the Company from achieving profitable operations, although greater efficiencies were achieved.

Liquidity and Capital Resources for the Year Ended March 31, 2009

Cash generated by operations during the year ended March 31, 2009 was $259M as compared to $1,059M for the year ended March 31, 2008.  Capital expenditures in fiscal year 2009 were $429M Compared to $435M for the year ended March 31, 2008. Cash for these expenditures and for repayment of long-term debt was primarily provided by investors, related parties and existing shareholders.

On August 19, 2010, The Company's wholly owned subsidiary (Budget Waste Inc.), located in Calgary, Alberta, Canada, was placed into receivership.

As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

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

Depreciation Expense on Property and Equipment

Estimates are used in determining our accumulated amortization for depreciation on property and equipment.  We currently use the declining balance based over management’s estimate of the useful lives of the assets to the Company.

We also test our assets for impairment at least annually by way of undiscounted cash flow analysis. We have not encountered any instances of where our fixed assets were impaired.  Generally, our fixed assets have represented their useful life to the Company.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)

Calgary, Alberta

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BWI Holdings, Inc. and subsidiary (formerly Gray Creek Mining, Inc.):

We have audited the accompanying consolidated balance sheet of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) and subsidiary (the “Company”) as of March 31, 2009, and the related consolidated statement of loss and comprehensive loss, statement of changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc.) and subsidiary as of March 31, 2009, and the results of its operations and its cash flows for the years then ended in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

August 3, 2010

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Consolidated Balance Sheets
(US Dollars)
As Of March 31

	2009	2008
ASSETS
Current Assets
Cash	$124,011	$-
Accounts receivable, net	1,451,547	2,190,912
Prepaid expenses	155,744	110,940
Equipment held for sale	569,728	-
Total Current Assets	2,301,030	2,301,852
Long-Term Assets
Performance bonds	23,785	48,645
Property and equipment, net	4,665,478	7,674,767
Goodwill	2,532,262	3,107,397
Customer lists	73,073	179,339
Total Long-Term Assets	7,294,598	11,010,148
Total Assets	$9,595,628	$13,312,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank indebtedness	$-	$39,009
Revolving bank loan	14,695	56,743
Accounts payable	267,303	4,051,935
Accrued liabilities	151,123	328,544
Liabilities under compromise	2,706,247	-
Notes payable	12,786	47,068
Advances from related parties	195,920	811,289
Corporate taxes payable	-	23,825
Advances from shareholders	442,274	1,738,755
Current portion of long-term debt	25,545	35,433
Current portion of obligations under capital lease	1,512,180	1,374,549
Total Current Liabilities	5,328,073	8,507,150
Long-Term Liabilities
Long-term debt	6,386	36,572
Obligations under capital lease	1,089,406	3,100,043
Non-controlling interest	-	3,307,861
Total Long-Term Liabilities	1,095,792	6,444,476
Total liabilities	6,423,865	14,951,626
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (2008 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 55,320,270 issued and outstanding (2008 – 26,250,000)	55,320	26,250
Additional paid-in capital	11,687,255	5,974,685
Accumulated other comprehensive (loss) income	(36,299)	150,319
Accumulated deficit	(8,534,513)	(7,790,880)
Total Stockholders’ Equity (Deficit)	3,171,763	(1,639,426)
Going concern (Note 2)
Commitments, contingencies and subsequent events (Note 17)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,595,628	$13,312,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Consolidated Statements of Loss and Comprehensive Loss
(US Dollars)
For the Year Ended March 31

	2009	2008
Sales	$10,525,437	$16,154,523
Cost of Sales	7,091,429	11,642,000
Gross Profit	3,434,008	4,512,523
Operating Expenses
Advertising and promotion	282,071	239,557
Automotive	12,737	15,075
Bad debts (recovery)	(54,768)	752,298
Depreciation	1,332,670	1,800,142
Insurance	20,575	56,059
Interest and bank charges	64,726	167,764
Interest on long-term debt	350,821	427,130
Office	399,854	268,429
Professional fees	387,663	617,706
Rent	380,780	470,045
Repairs and maintenance	102,292	52,921
Salaries and benefits	1,197,157	1,403,755
Telephone	148,869	187,660
Travel	29,318	89,456
Total Operating Expenses	4,654,765	6,547,997
Loss From Operations	(1,220,757)	(2,035,474)
Write off of mineral claims	(8,000)	-
Foreign exchange loss	(492,066)	-
Contingency accrual	385,000	(385,000)
Gain on sale of assets	608,174	511,876
Net Loss	$(727,649)	$(1,908,598)
Foreign currency translation adjustment	(186,618)	(55,960)
Comprehensive Loss	$(914,267)	$(1,954,558)
Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.02)	$(0.07)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	37,196,709	26,250,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Consolidated Statement of Stockholders’ Equity (Deficit)
(US Dollars)
For the Year Ended March 31 2009 and 2008

	Common Stock
	Shares Issued	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance – April 1, 2007	26,250,000	$26,250	$5,974,685	$206,279	$(5,882,282)	$324,932
Foreign currency translation	-	-	-	(55,960)		(55,960)
Net loss	-	-	-		(1,908,598)	(1,908,598)
Balance – March 31, 2008	26,250,000	26,250	5,974,685	150,319	(7,790,880)	(1,639,626)
Redemption of non-controlling interest	-	-	3,441,821	-	-	3,441,821
Recapitalization of Budget Waste, Inc. (Note 1)	27,570,270	27,570	2,021,594	-	(15,984)	2,033,180
Issuance of common stock for services	250,000	250	24,750	-	-	25,000
Issuance of common stock for cash	1,250,000	1,250	224,405	-	-	225,655
Foreign currency translation	-	-	-	(186,618)	-	(186,618)
Net loss	-	-	-	-	(727,649)	(727,649)
Balance – March 31, 2009	55,320,270	$55,320	$11,687,255	$(36,299)	$(8,534,513)	$3,171,763

The accompanying notes are an integral part of these financial statements

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Consolidated Statements of Cash Flows
(US Dollars)
For the Year Ended March 31

	2009	2008
Cash Flows From Operating Activities
Net loss	$(727,649)	$(1,908,598)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation and amortization	1,332,670	1,800,142
Bad debts	70,160	752,298
Issuance of common stock for services	25,000	121,381
Proceeds on sale of accounts receivable	133,215	-
Gain on sale of equipment	(608,174)	(511,876)
Contingency accrual	(385,000)	385,000
Foreign exchange loss on intercompany	492,066	-
Write off mineral claims	8,000	-
Changes in operating assets and liabilities
Accounts receivable	170,602	(627,754)
Prepaid expenses	(73,187)	18,988
Corporate taxes payable	(21,749)	(6,746)
Accounts payable, accrued liabilities and accounts payable under compromise	(157,388)	1,036,033
Net Cash Provided By Operating Activities	258,566	1,058,868
Cash Flows From Investing Activities
Proceeds from performance bonds	17,762	16,553
Acquisition of property and equipment	(428,580)	(434,939)
Proceeds on disposal of property and equipment	927,465	-
Net Cash Provided By (Used In) Investing Activities	516,647	(418,386)
Cash Flows From Financing Activities
Repayment of bank indebtedness and revolving bank loans	(70,946)	(78,698)
Repayment of notes payable	(28,644)	-
Proceeds on issuance of capital stock	225,655	55,062
Repayment of long-term debt	(29,960)	(245,592)
Repayment of obligations under capital lease	(1,170,373)	(1,273,171)
Repayment of advances from related parties	(521,111)	622,901
Repayment of advances from shareholders	(1,094,666)	557,401
Recapitalization of Budget Waste Inc.	2,033,180	-
Net Cash Used In Financing Activities	(656,865)	(323,130)
Effect of Exchange Rate Changes in Cash	5,663	(317,352)
Net Increase in Cash	124,011	-
Cash, Beginning of Year	-	-
Cash, End of Year	$124,011	$-

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$384,302	$427,130
Income Taxes	$-	$6,746
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$25,000	$121,381

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Company Description

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the state of Nevada. On November 7, 2008, a Certificate of Amendment was filed with the Nevada Secretary of State changing the name to BWI Holdings, Inc. and also increased the Authorized Stock to 100,000,000 Common Shares and 20,000,000 Preferred Shares.

These financial statements include the accounts of BWI Holdings, Inc. (formerly Gray Creek Mining, Inc., A Nevada Corporation) and subsidiary (the "Company" or “BWI”) and its wholly owned subsidiary Budget Waste Inc. (an Alberta Corporation) ("Budget Alberta").

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

Basis of Presentation

On March 4, 2009, the Company’s subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). Under the provisions of this act, Budget Alberta has been granted temporary relief from its creditors while it under goes restructuring. In late 2009, Budget Alberta expects to hold a creditors meeting to vote on a Plan of Compromise and Arrangement (the “Plan”), and on approval of the Plan by the Court, expects to emerge from credit protection.

In February 2010, Budget Alberta’s creditors voted to accept the proposed plan of restructuring in order to emerge from creditor protection.  Under the terms of the Plan, preferred and secured creditors are to be paid in full in the amount of approximately $1,668,000.  Unsecured creditors are to receive fifty cents on the dollar and will receive approximately $475,000.  The preferred and secured creditors are to be paid in instalments over six months commencing in March of 2010, and the unsecured creditors are to be paid over twelve months.

The consolidated financial statements of BWI are presented in accordance with Accounting Standards Codification (“ASC”) 852-10-45, Reorganizations – Overall - Other Presentation Matters. Accordingly, liabilities subject to compromise as of March 31, 2009, which include the expected allowed claims for liabilities incurred prior to our CCAA filing, are presented separately from those liabilities not subject to compromise on our Consolidated Balance Sheet. Liabilities not subject to compromise include all liabilities incurred after the CCAA petition date. All liabilities incurred prior to the petition date are considered liabilities subject to compromise. These amounts represent the Company’s estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the CCAA filings. In addition, those expenses directly attributable to our CCAA activities, including, but not limited to, professional fees, mailings to creditors, and fees payable to the trustee, are presented separately from other operating expenses on our Consolidated Statement of Loss as reorganization expenses.

On November 10, 2008, pursuant to a Share Exchange Agreement between BWI and Budget Waste Inc., a Nevada corporation ("Budget Nevada"), the Company acquired 100% of the issued and outstanding common shares of Budget Alberta in exchange for 27,570,270 common shares of BWI (the "Acquisition").

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Basis of Presentation (Continued)

The acquisition by the Company of Budget Alberta is deemed to be a reverse acquisition. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, BWI (the legal acquirer) is considered the accounting acquiree and Budget Alberta (the legal acquiree) is considered the accounting acquirer. The combined financial statements of the combined entity will in substance be those of Budget Nevada, with the assets and liabilities, and revenues and expenses, of BWI being included effective from the date of consummation of Share Exchange Agreement. BWI is deemed to be a continuation of business of Budget Nevada. The outstanding common stock of BWI prior to the Share Exchange Agreement will be accounted for at their net book value and no goodwill will be recognized.

The following table presents the equity transactions of Budget Nevada, accounting acquiree, from April 1, 2008 to the acquisition date of Nov.10, 2008:

	Common Stock
	Shares Issued	Par Value	Additional Paid in Capital	Accumulated Deficit	Total
Balance – March 31, 2008	95,733,966	$95,734	$6,265,998	$(1,272,277)	$5,089,455
Issuance of common stock for services (1)	250,000	250	24,750	-	25,000
Cancelled shares (2)	(5,518,454)	(5,519)	5,519	-	-
Issued on conversion of debt (3)	19,815,564	19,816	2,051,185	-	2,071,001
Forgiveness of intercompany loan (4)	-	-	(6,408,569)	-	(6,408,569)
Net loss	-	-	-	(341,607)	(341,607)
Balance – November 10, 2008	110,281,076	110,281	1,938,883	(1,613,884)	435,280
1:20 stock split (5)	5,514,054	5,514	2,043,650	(1,613,884)	435,280
5:1 stock split (6)	27,570,270	$27,570	$2,021,594	$(1,613,884)	$435,280

(1)
Budget Nevada issued 250,000 shares of common stock for investor relation services.  These services were recorded at $0.10 per share which is the value of the services provided and is included with advertising and promotion in the Consolidated Statement of Loss.

(2)	Budget Nevada cancelled 5,518,454 shares of common stock.
(3)	Budget Nevada issued 19,815,564 shares of common stock to settle loans due to related parties totalling $2,071,001.
(4)	Immediately prior to the reorganization, Budget Alberta assumed all of the balances of Budget Nevada which included only an intercompany balance of $6,408,569.
(5)	Immediately prior to the reorganization, Budget Nevada affected a reverse stock split of 1:20.
(6)	To reflect the pro-forma equity of Budget Nevada assuming the subsequent 5:1 stock split of the legal parent.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

2.       GOING CONCERN

The Company's ability to continue as a going concern is dependent upon achieving profitable operations and upon the continued financial support of its lenders and investors. The outcome of these matters cannot be predicted at this time.

On March 4, 2009, the Company’s subsidiary Budget Waste Inc. entered into credit protection under the provisions of the Companies’ Credit Arrangement Act (Canada) whereby Budget Waste Inc. is granted temporary relief while undergoing restructuring. The Company’s continuation as a going concern is dependent upon the approval and execution of the Company's business plan including achieving more efficient operations, and marketing initiatives, obtaining new financing either by debt or by equity and making arrangements with existing creditors.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.  Items are considered to be cash equivalents if the original maturity is three months or less.

Accounts Receivable

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

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 Income Taxes. Under ASC No. 740, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax assets and liabilities of a change in tax rates realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. ASC No. 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of ASC No. 740.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while major maintenance expenditures are expensed as incurred. In accordance with ASC No. 360 Property, Plant, and Equipment. The Company reviews its assets annually for impairment. Depreciation is provided over the estimated useful lives of the assets on a declining balance basis at the following annual rates:
Equipment                                                                                      20%
Waste bins                                                                                     10%
Automotive                                                                                    30%
Port-A-Potties                                                                                20%
Office equipment                                                                           20%
Fencing                                                                                           10%
Computer equipment                                                                    30%
Leasehold improvements                                                             20%
Buildings

Leases

The Company leases property and equipment in the ordinary course of business. Significant lease obligations relate to trucks, waste bins, portable toilets and compactors. These leases have varying terms and may or may not include purchase or buyout options and guaranteed residuals. The terms of these leases are considered when determining whether a lease is classified as operating or capital.

The majority of the Company's leases are capital leases.  Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease and are amortized over their estimated useful lives, using the same method as similar assets that the Company owns. The present value of the lease payments is recorded as a debt obligation as disclosed in Note 12.

Other leases are classified as operating when lease terms are significantly shorter than the assets' economic useful lives, or relatively low fixed minimum lease payments. Management expects that in the normal course of business, these leases will be renewed, replaced with new leases or replaced with fixed asset expenditures.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

Through expansion by acquisition, the Company has acquired goodwill and intangible assets – mainly customer lists. In accordance with ASC No. 350 Intangibles – Goodwill and Other, goodwill is recorded at cost and is not subject to amortization. Customer lists are recorded at cost and amortized over their estimate useful lives on a straight-line basis. The useful lives of customer lists are estimated to be three years. These assets are reviewed annually for impairment, more frequently if management has reason to believe that conditions exist that may lead to impairment.

Impairment of Long-Lived Assets

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

Foreign Currency Translation

The functional currency for Budget Nevada is the Canadian dollar. The reporting currency of BWI is the US dollar.

Translation of foreign currency denominated transactions

Translation undertaken in foreign currencies is translated into the functional currency at the actual exchange rates prevailing at the time of the transaction. Exchange gains or losses are a result of exchange rate changes between the time the transaction is recognized and the collection of funds and are included as a component of net income.

Translation of account balances denominate in foreign currency on consolidation -

The Company follows ASC No. 830 Foreign Currency Matters and uses the current rate method whereby assets and liabilities are translated at the rate of exchange at the Balance Sheet date. Revenues and expenses are translated at the weighted average rate of exchange for the year. Components of stockholders' deficit are translated at the appropriate historic rate of exchange. Exchange gains or losses on transaction of foreign currency are included as component of other comprehensive income (loss).

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity (deficit). The Company's other comprehensive income (loss) is primarily comprised of unrealized foreign exchange gains and losses.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and there are no significant remaining performing obligations. For providing services and short-term rentals, revenue is recognized when services or rental has been completed. For long-term rentals, revenue is recognized monthly over the term other contract. For special events, fencing, porta potties and other assets that can be rented on a per diem basis, revenue is recognized when the equipment is collected or returned.

Advertising

Advertising costs are expensed as incurred and amounted to $282,071 and $239,557 for the years ended March 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company has not issued any warrants or stock options, nor has it established any compensation plan under which options or warrants may be issued. The Company has adopted ASC No. 505 Equity-Based Payments to Non-Employees. From time to time, employees and suppliers have been issued stock as compensation for goods and services rendered to the Company. These issuances of stock were valued at the value of goods and services received in accordance with pre-established rates of pay and contractual amounts.

Contingencies

The potential exposure the Company has with respect to claims, assessments and litigation has been estimated in accordance with ASC No. 450, Contingencies. It is not always possible to predict the outcome of litigation as it is subject to many uncertainties. It is also not always possible for management to make a meaningful estimate of the protection loss or range of loss associated with such litigation.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC No. 260, Earnings Per Share. ASC No. 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  The basic and diluted EPS has been retroactively restated to take into effect the 5:1 split on January 20, 2009.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Committee (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

January 2010, the FASB issued ASU 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations, however, it may have an effect on future financial statements depending on our future activities.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

4.       RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS

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

Fair Value

In accordance with ASC No. 825 Financial Instruments the Company's financial instruments include accounts receivable, performance bonds, bank indebtedness, revolving bank loan, accounts payable and accrued liabilities, notes payable, amounts due to related parties, amounts due to shareholders, long-term debt, and obligations under capital leases. The carrying amounts of the Company’s financial instruments approximate their fair values due to the short-term maturities of these instruments.

Market Risk

Market risk corresponds to the financial losses that the Company could incur because of unfavourable fluctuations in the value of financial instruments, following variations in the parameters underlying their evaluation, such as interest rates.  The policies and limits implemented are designed to mitigate exposure to market risk arising from asset and liability management activities.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

4.       RISK MANAGEMENT RELATED TO FINANCIAL INSTRUMENTS (Continued)

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. The Company deposits cash with financial institutions it believes to be creditworthy. Cash balances at these financial institutions may exceed the federally guaranteed amount.
The Company’s accounts receivable are primarily derived from trade. The Company will maintain an allowance for doubtful accounts receivable in those cases for which the expected collectability of accounts receivable is in question.

Liquidity Risk

Liquidity risk represents the possibility that the Company may not be able to gather sufficient cash resources, when required and under reasonable conditions, to meet its financial obligations.  The Company’s overall liquidity risk is managed by the Chief Financial Officer and supervised by the Board of Directors.  The Company monitors cash resources daily and makes sure the liquidity indicators are in compliance with limits established in the policies set by the Company.

Interest Risk

The Company finances its property and equipment assets through short-term borrowing, long-term borrowing and capital and operating leases. The Company's greatest exposure to interest risk is from its short-term borrowings, as long-term borrowings and leases have fixed interest rates or fixed minimum lease payments.

5.	PROVISION FOR DOUBTFUL ACCOUNTS

The Company determines its provision for doubtful accounts based upon the accounting policy described in Note 3. The Company's allowance for doubtful accounts for the year ended March 31, 2009 and 2008 are $62,634 and $962,865, respectively.

Included in bad debts recovery on the Statement of Loss is a gain on factoring accounts receivable which were already included in the allowance for doubtful accounts in the prior year. The Company sold approximately $900,000 worth of receivables without recourse for proceeds and gain of $133,000. All rights related to these receivables have been transferred to the buyer and no further credit risks on these receivables exist to the Company.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

6.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net 2009	Net 2008
Equipment	$399,992	$(132,964)	$267,028	$493,693
Waste bins	1,196,889	(509,534)	687,355	1,715,267
Automotive	5,419,072	(2,444,480)	2,974,592	4,507,528
Port-A-Potties	327,041	(131,218)	195,823	222,692
Office equipment	55,153	(19,768)	35,385	27,422
Fencing	492,310	(154,863)	337,447	251,398
Computer equipment	59,364	(36,824)	22,540	37,948
Leasehold improvements	255,769	(110,461)	145,308	170,158
Buildings	-	-	-	162,073
Land	-	-	-	86,588
	$8,205,590	$(3,540,112)	$4,665,478	$7,674,767

In accordance with the accounting policy in Note 3, property and equipment were analyzed for impairment.  As of March 31, 2009, management determined that no impairment of property and equipment exists.

7.       GOODWILL AND INTANGIBLE ASSETS

	2009	2008
Goodwill
Balance, beginning	$3,107,397	$2,769,157
Foreign currency translation	(575,135)	338,240
Balance, ending	$2,532,262	$3,107,397

Customer lists
Balance, beginning	$239,725	$239,725
Accumulated amortization	(146,144)	(92,166)
Foreign currency translation	(20,508)	31,780
Balance, ending	$73,073	$179,339

In accordance with the accounting policy in Note 3, goodwill and intangible assets were analyzed for impairment. As of March 31, 2009, management determined that no impairment of goodwill and intangible assets exists.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

8.	EQUIPMENT HELD FOR SALE

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $570,000 carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the March 31, 2009 Consolidated Balance Sheet.

Equipment held for sale meet the criteria in ASC 360-10-45 Property, Plant And Equipment – Other Presentation Matters, for classifying separately equipment held for sale from property and equipment held for use.

9.	REVOLVING BANK LOAN

The revolving bank loan bears interest at prime plus two percent per annum and is secured by a fixed and floating charge against the Company’s assets.  The maximum amount available is $58,374.

10.       ADVANCES FROM RELATED PARTIES

The advances from related parties are non-interest bearing, unsecured and due on demand.

11.       ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

12.       LONG-TERM DEBT

	2009	2008
Loan payable to Business Development Bank of Canada (“BDC”) is secured by a general charge over the assets of the Company. It bears interest at 7.5% per annum, and is repayable in monthly principal payments of $840 Canadian dollars (“CAD”) plus interest, maturing on August 23rd, 2008	$-	$4,086
Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	31,931	67,919
	31,931	72,005
Less current portion	25,545	35,433
Long-term portion	$6,386	$36,572

Principal repayments over the next two years are as follows:
2010		$25,545
2011		6,386
Total		$31,931

Interest expense incurred on long-term debt during the year was $20,826 (2008 - $44,819).

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

13.	OBLIGATIONS UNDER CAPITAL LEASES

	2009	2008
Obligations under capital lease	$2,601,586	$4,474,592
Less current portion	1,512,180	1,374,549
Long-term portion	$1,089,406	$3,100,043

Minimum lease payments over the next five years are as follows:
2010		$1,512,180
2011		370,202
2012		119,099
2013		600,105
2014		-
Thereafter		-
Total		$2,601,586

The Company has entered into 64 capital leases to finance its capital assets with various financial institutions. These leases bear interest at interest rates ranging from 10% to 40% per annum.

Interest expense incurred on capital leases during the year was $324,480 (2008 - $393,203).

14.	NON-CONTROLLING INTEREST

Non-controlling interest consisted of non-voting redeemable preferred shares issued by Budget Alberta. The preferred shares were redeemed during the year for a nominal amount. The excess of book value over redemption amount has been credited to additional paid-in capital.

15.       STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year, the Company issued 27,570,270 shares of common stock to acquire Budget Alberta, 1,250,000 shares of common stock for cash and 250,000 shares of common stock for services. The shares of common stock were valued at the estimated fair value of the services rendered.

On January 20 2009, the Company affected a 5 to 1 forward split of its issued and outstanding common stock. All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all years presented.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

16.       INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) as follows:

	2009	2008
Net income (loss) before income taxes	$(727,649)	$(1,908,598)
Income tax rate	34%	34%
Expected income tax expense (recovery) based on above rates	(247,401)	(684,923)
Impact of lower statutory tax rates on foreign subsidiaries	-	(7,316)
Non-deductible expenses	-	54,771
Difference in property and equipment	(50,934)	-
Permanent difference	(162,143)	22,685
Realization of loss carryforward	-	80,806
Change in valuation allowance	460,478	533,977
Income tax expense (recovery)	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax asset (liability) calculated at a 34% tax rate consists of the following:

	2009	2008
Unused non-capital losses	$1,721,399	$1,606,985
Property and equipment	(1,000,058)	(740,384)
Valuation allowance	(721,341)	(866,601)
Net deferred tax asset (liability)	$-	$-

The Company's losses carried forward for income tax purposes are $4,863,158 (2008 - $4,293,793), which may be carried forward to apply against future income tax, expiring between 2010 and 2029.  The potential benefit of these loss carryforwards has not been recognized in the financial statements, nor has it been recognized as a deferred tax asset. Instead, as it is more likely than not that this benefit will expire, therefore a valuation allowance has been taken against the entire amount. These losses expire as follows:

2010	$35,742
2014	224,129
2015	203,786
2026	792,085
2027	2,415,569
2028	1,191,847
2029	348,963
Total	$4,863,158

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

17.        COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2010	$103,870
2011	68,873
2012	13,454
2013	-
2014	-
Thereafter	-
Total	$186,197

Litigation

By statement of claim issued January 10, 2008, Budget Alberta sought a declaration confirming an interest in certain leased lands, as well as various corollary relief including judgment in the amount of $220,000 plus costs. By statement of defence and counterclaim issued January 30, 2008, the defendant denied the existence of the claim, and counterclaimed for damages for trespass and wrongful occupation of the subject lands in an unspecified amount. The lawsuit is ongoing and the outcome is not determinable at this time.

A claim was made against the Company disputing the acquisition of certain acquired companies by the Company and were requesting restitution of CAD $500,000 (USD $396,415). This suit was resolved in May 2008 as the President and Chief Executive Officer transferred his own personal shares of the Company to the plaintiff and paid all legal costs. In the prior year, the Company accrued $385,000 related to this claim. In the current year, the accrual was reversed and a gain of $385,000 was recorded in the Statement of Loss.

Environmental

The Company’s operations are subject to federal, provincial and municipal laws and regulations over the collection, transport, transfer and disposal of waste products.  The Company does not maintain its own landfill sites, so is not subject to any remediation costs with respect to contaminated sites. The Company does not transport hazardous waste.  The Company is therefore not exposed to significant environmental risk.

Subsequent events

In February 2010, Budget Alberta’s creditors voted to accept the proposed plan of restructuring in order to emerge from creditor protection.  Under the terms of the Plan, preferred and secured creditors are to be paid in full in the amount of approximately $1,668,000.  Unsecured creditors are to receive fifty cents on the dollar and will receive approximately $475,000.  The preferred and secured creditors are to be paid in instalments over six months commencing in March of 2010, and the unsecured creditors are to be paid over twelve months.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

17.       COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS (Continued)

Subsequent events (Continued)

October 2, 2009 management decided to close down all the operations at their Edson, Alberta location. The Edson location was primarily involved in the Water Hauling segment. The decision to close this location was made as a result of a substantial decrease in sales because of the lack of oil rigs operating in Alberta during the year.  The Edson location owned several of our trucks and trailers which were all sold at auctions during the three months ended December 31, 2009, except for one truck which was brought back to our Calgary location.

18.	RELATED PARTY TRANSACTIONS

The Company has transactions with various related parties, including the Company’s officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

	2009	2008
Included in accounts receivable	$212,165	$50,625
Included in accounts payable	16,613	131,122
Included in obligations under capital lease	1,087,748	1,166,274
Transactions during the year
Equipment purchased and sold	224,521	356,514
Supplies	10,736	35,594
Lease payments	54,977	162,077
Rent	10,657	21,598
Repairs	137,189	207,273
Loan interest	87,207	74,702

During the year ended March 31, 2009, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

During the year ended March 31, 2008 the Company issued 25,000,000 common shares to a director and officer of the Company in order to settle $250,000 of accounts payable for management fees recorded in 2006 and 2007.

During the year ended March 31, 2008 the Company sold property to a related party. The property was independently appraised at $1,167,000. The proceeds were used to repay a mortgage and to reduce debt owing to the related company.  The Company recognized a gain of $511,876 on this sale.

BWI HOLDINGS, INC. AND SUBSIDIARY
(FORMERLY GRAY CREEK MINING, INC.)
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2009 and 2008

19.        SEGMENTED INFORMATION

The Company provides non-hazardous waste collection, transfer, recycling and disposal services. Additionally, the Company provides support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. The Company operates primarily, but not exclusively, in Alberta, Canada. The Company evaluates principal operations through four functional departments: Solid Waste, Liquid Waste and Water Hauling.

The results of operations for the year ended March 31, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Deprec- iation	Admin- istration	Net Loss
Solid Waste	$7,663,154	$5,445,084	$2,218,070	$765,307	$1,884,381	$(463,929)
Liquid Services	1,236,384	689,046	547,338	283,379	227,929	36,031
Water Hauling	1,278,620	802,724	475,895	267,314	551,053	(342,471)
Septic	347,279	154,575	192,704	16,670	133,314	42,720
	$10,525,437	$7,091,429	$3,434,008	$1,332,670	$2,796,677	$(727,649)

The results of operations for the year ended March 31, 2008 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Deprec- iation	Admin- istration	Net Loss
Solid Waste	$12,675,787	$8,325,384	$4,350,403	$1,206,784	$3,432,307	$(288,688)
Liquid Services	1,780,849	1,539,674	241,175	377,685	433,351	(569,861)
Water Hauling	1,697,887	1,776,942	(79,055)	215,673	595,321	(890,049)
	$16,154,523	$11,642,000	$4,512,523	$1,800,142	$4,460,979	$(1,748,598)

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

In the fiscal years ended March 31, 2009 and 2008, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

-	INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

-	INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

-
LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS: We do not have a functioning audit committee and we have only two outside directors serving on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Name	Age	Position
Jim Can	40	President, Chief Executive Officer, and Director
Kendall Dilling	42	Director
Bob Baker	41	Director
Bruce Milroy	50	Chief Financial Officer
Branislav Jovanovic	45	Chief Operating Officer

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Jim Can, President, CEO, and Director. Mr. Can became involved with Budget Waste on October 15, 2004. As an accomplished strategist and marketer, he understood and recognized an opportunity to create a diversified Waste Solutions/Hauling company. His strategic approach to building a business includes a philosophy of growth through acquisition with an emphasis on enhancing value for Budget Waste business partners, shareholders and employees. His vision and expertise in business performance is apparent in his past endeavors, where he created significant impact on profitability and growth and acquired a strong understanding of both U.S. and Canadian Tax and Securities Law while working with Carswell Thompson Professional Publishing Corporation from 1997-2000. Mr. Can has aided in the financial restructuring of numerous companies from 2000 to 2007, in the form of reverse takeovers, private financing and assistance in achieving a public listing on the NASD-OTCBB and PINK sheets. Jim was raised in Germany, where he received most of his formal education.  He is fluent in English, German and Turkish. He now resides just outside the Calgary, Canada, with his wife and two children.

Kendall Dilling, Secretary, Treasurer and Director. Mr. Dilling is one of the founding owners of Budget Waste and a member of the Board of Directors. Kendall holds BSC, BA and MBA degrees from the University of Calgary and has 15 years of experience in the oil and gas industry.  Kendall is currently a General Manager with Synenco Energy, a public oil sands company where he started in May 2006.  During the period from 2004 to 2006, he was a Business Development Analyst for ConocoPhilips Canada.  He was Senior Environmental Advisor with EnCana Corporation during the years from 2001-2004.  Kendall brings a wealth of industry knowledge and business acumen to Budget Waste.

Bob Baker, Director.  Mr. Baker has owned and operated Baker Plumbing & Heating Ltd. for the past 12 years in Calgary.  He employs 15 people in the operation.

Branislav Jovanovic, COO  Mr. Jovanovic has worked for the company since May 2006.  For the past four years, he has owned and operated a restaurant in Calgary.

Bruce Milroy, CFO  Mr. Milroy has worked for the company since March 2008 and is a member of the Institute of Chartered Accountants of British Columbia. Mr. Milroy holds MBA and BASc degrees from the University of British Columbia and has 18 years of experience in public company auditing.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

CONFLICTS OF INTEREST

We do not have any written procedures in place to address conflicts of interest that may arise in our directors between our business and their other business activities.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, three officers and  three directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year Ended March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jim Can, CEO	2009	80,000	-0-	-0-	-0-	-0-	-0-	-0-	80,000
Branislav Jovanovic, COO	2009	84,500	-0-	-0-	-0-	-0-	-0-	-0-	84,500
Bruce Milroy, CFO	2009	58,250	-0-	-0-	-0-	-0-	-0-	-0-	58,250
Kendall Dilling, Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bob Baker, Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with our directors except for Mr. Can. We do not pay the others any amount for acting as an officer or director.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Can Holdings, Ltd (1)	27,191,555	49.2%
Common Stock	Jim Can	7,255,100	13.1%
Common Stock	All Officers and Directors, as a Group	34,446,655	62.3%

(1) Can Holdings, Ltd. is owned and controlled by Jacqueline Can, wife of Jim Can, CEO.

Mr. Can, who is a director, an officer and holds greater than 10% of the outstanding shares of the Company, and/or companies controlled by Mr. Can or his family acquired real estate from the Company that was surplus to the Company’s needs. The purchase price was established at approximately $541,741 based on an independent appraisal of the property.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
Other than the above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any member of the immediate family of any of the foregoing persons.

We have had transactions with various related parties, including our officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

	2009	2008
Included in accounts receivable	$212,165	$50,625
Included in accounts payable	16,613	131,122
Included in obligations under capital lease	1,087,748	1,166,274
Transactions during the year
Equipment purchased and sold	224,521	356,514
Supplies	10,736	35,594
Lease payments	54,977	162,077
Rent	10,657	21,598
Repairs	137,189	207,273
Loan interest	87,207	74,702

During the year ended March 31, 2009, we sold property to a related party. The property was independently appraised at $541,741. We recognized a gain of $317,220 on this sale.

During the year ended March 31, 2008, we issued 25,000,000 common shares to our director and officer in order to settle $250,000 of accounts payable for management fees recorded in 2006 and 2007.

During the year ended March 31, 2008 we sold property to a related party. The property was independently appraised at $1,167,000. The proceeds were used to repay a mortgage and to reduce debt owing to the related company. We recognized a gain of $511,876 on this sale.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $40,000, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2009.

ITEM 15.           EXHIBITS

The following exhibits are included with this filing:

Exhibit No.	Description
31.1	Sec. 302 Certification of Chief Executive Officer
31.2	Sec. 302 Certification of Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer
32.2	Sec. 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BWI HOLDINGS, INC.

Date: December 20, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 20, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer