Form 10-K/A
period 2009-03-31
BWI Holdings, Inc.
filed 2010-12-21
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
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

BWI HOLDINGS, INC.
(Formerly Gray Creek Mining, Inc.)

PART I

This Annual Report on Form 10-K is being amended to remove reference to a paragraph regarding Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities wherein a paragraph was removed.

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

BWI HOLDINGS, INC.

Date: December 21, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 21, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer