Form 10-Q
period 2009-06-30
BWI Holdings, Inc.
filed 2010-12-21
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2009

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-145471

BWI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3915 61 Avenue South East Calgary, Alberta, Canada T2C 1V5
(Address of principal executive offices)

(403) 255-2900
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.      Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 14, 2010: 9,498,063 shares of common stock.

BWI HOLDINGS, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
__________________

TABLE OF CONTENTS
___________________

PART I.                FINANCIAL INFORMATION

ITEM I.                 CONSOLIDATED FINANCIAL STATEMENTS

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As Of June 30, 2009 and March 31, 2009

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$107,732	$124,011
Accounts receivable, net of allowance for doubtful accounts of $67,928 as of June 30, 2009 and $62,634 as of March 31, 2009	1,225,534	1,451,547
Prepaid expenses	205,578	155,744
Equipment held for sale	617,885	569,728
Total Current Assets	2,156,729	2,301,030
Long-Term Assets
Performance bonds	25,795	23,785
Property and equipment, net	4,898,622	4,665,478
Goodwill	2,746,304	2,532,262
Customer lists	59,438	73,073
Total Long-Term Assets	7,730,159	7,294,598
Total Assets	$9,886,888	$9,595,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving bank loan	$15,937	$14,695
Accounts payable	435,061	267,303
Accrued liabilities	225,083	151,123
Liabilities under compromise	3,077,057	2,706,247
Notes payable	13,866	12,786
Advances from related parties	154,017	195,920
Advances from shareholders	165,876	442,274
Current portion of long-term debt	34,630	25,545
Current portion of obligations under capital lease	1,285,566	1,512,180
Total Current Liabilities	5,407,093	5,328,073
Long-Term Liabilities
Long-term debt	-	6,386
Obligations under capital lease	1,333,802	1,089,406
Total Long-Term Liabilities	1,333,802	1,095,792
Total liabilities	6,740,895	6,423,865
Stockholders’ Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (March 31, 2009 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 55,320,270 issued and outstanding (March 31, 2009 – 55,320,270)	55,320	55,320
Additional paid-in capital	11,687,255	11,687,255
Accumulated other comprehensive income (loss)	237,172	(36,299)
Accumulated deficit	(8,833,754)	(8,534,513)
Total Stockholders’ Equity	3,145,993	3,171,763
Going concern (Note 2)
Commitments, contingencies and subsequent events (Note 8)
Total Liabilities and Stockholders’ Equity	$9,886,888	$9,595,628

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Loss and Comprehensive Loss
(US Dollars)
For The Three Months Ended June 30
(Unaudited)

	2009	2008
Sales	$2,096,889	$3,376,988
Cost of Sales	1,508,947	2,659,323
Gross Profit	587,942	717,665
Operating Expenses
Advertising and promotion	9,670	101,082
Automotive	-	4,101
Bad debts	-	369
Depreciation	206,658	350,435
Insurance	5,856	26,619
Interest and bank charges	24,061	17,431
Interest on long-term debt	34,569	118,377
Office	31,024	45,232
Professional fees	14,530	45,702
Rent	109,724	103,904
Repairs and maintenance	964	57,624
Salaries and benefits	256,779	157,372
Telephone	42,380	42,842
Travel	10,965	7,720
Total Operating Expenses	747,180	1,078,810
Loss From Operations	(159,238)	(361,145)
Gain on sale of equipment	-	416,135
Reorganization costs	(140,003)	-
Net (Loss) Income	$(299,241)	$54,990
Foreign currency translation adjustment	273,471	(24,538)
Comprehensive (Loss) Income	$(25,770)	$30,452
(Loss) Income Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.01)	$0.00
Weighted Average Number Of Shares Outstanding – Basic And Diluted	55,320,270	26,250,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For The Three Months Ended June 30
(Unaudited)

	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(299,241)	$54,988
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation and amortization	206,658	350,435
Issuance of common stock for services	-	25,000
Gain on sale of equipment	-	(416,135)
Changes in operating assets and liabilities
Accounts receivable	352,886	(75,391)
Prepaid expenses	(37,110)	(815)
Corporate taxes payable	-	1,119
Accounts payable, accrued liabilities and accounts payable under compromise	(28,436)	130,022
Net Cash Provided By Operating Activities	194,757	73,098
Cash Flows From Investing Activities
Proceeds from performance bonds	-	18,807
Acquisition of property and equipment	(23,467)	(84,780)
Proceeds on disposal of property and equipment	-	67,229
Net Cash (Used In) Provided By Investing Activities	(23,467)	536
Cash Flows From Financing Activities
Proceeds from bank indebtedness and revolving bank loans	-	138,012
Repayment of notes payable	-	(20,236)
Repayment of long-term debt	-	(7,390)
Proceeds from obligations under capital lease	176,478	(156,739)
Repayment of related parties	(59,165)	155,003
Repayment of shareholders	(315,489)	127,122
Net Cash Provided By Financing Activities	198,176	256,008
Effect of Exchange Rate Changes in Cash	(10,607)	(329,642)
Net Decrease in Cash	(16,279)	-
Cash, Beginning of Period	124,011	-
Cash, End of Period	$107,732	$-

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$34,569	$118,377
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$-	$25,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Company Description

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the State of Nevada. On November 7, 2008, a Certificate of Amendment was filed with the Nevada Secretary of State changing the name to BWI Holdings, Inc.

These financial statements include the accounts of BWI Holdings, Inc. (A Nevada Corporation) and subsidiary (the "Company" or “BWI”) and its wholly owned subsidiary Budget Waste Inc. (an Alberta Corporation) ("Budget Alberta").

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending March 31, 2010.

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

In February 2010, Budget Alberta’s creditors voted to accept the proposed plan of restructuring in order to emerge from creditor protection.  Under the terms of the Plan, preferred and secured creditors are to be paid in full in the amount of approximately $1,668,000.  Unsecured creditors are to receive fifty cents on the dollar and will receive approximately $475,000.  The preferred and secured creditors are to be paid in instalments over six months commencing in March of 2010, and the unsecured creditors are to paid over twelve months.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

Basis of Presentation (continued)

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

On November 10, 2008, pursuant to a Share Exchange Agreement between BWI (formerly known as Gray Creek Mining, Inc.) and Budget Waste Inc., a Nevada corporation ("Budget Nevada"), the Company acquired 100% of the issued and outstanding common shares of Budget Alberta in exchange for 27,570,270 common shares of BWI (the "Acquisition").

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

Comparative Figures

As discussed above, the continuing operations are of Budget Nevada and the operations of Gray Creek Mining, Inc. ceased following the capital transaction described above. Prior to the Acquisition, Gray Creek Mining, Inc. reported on an April 30 fiscal year end. Subsequent to changing its name to BWI Holdings, Inc, the Company also changed its fiscal year end to March 31, the original year end of Budget Nevada. Comparative figures have been reclassified, where applicable, in order to conform to the current periods presentation.

2.       GOING CONCERN

The Company's ability to continue as a going concern is dependent upon achieving profitable operations and upon the continued financial support of its lenders and investors. The outcome of these matters cannot be predicted at this time.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

2.       GOING CONCERN (continued)

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

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $618,000 ($570,000 at March 31, 2009) carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the June 30, 2009 and March 31, 2009 Consolidated Balance Sheets.

4.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net June 30, 2009	Net March 31, 2009

Equipment	$433,800	$(158,681)	$275,119	$267,028
Waste bins	1,302,442	(573,039)	729,403	687,355
Automotive	5,877,124	(2,759,874)	3,117,250	2,974,592
Port-A-Potties	373,487	(153,113)	220,374	195,823
Office equipment	59,817	(23,341)	36,476	35,385
Fencing	533,925	(186,252)	347,673	337,447
Computer equipment	64,382	(41,806)	22,576	22,540
Leasehold improvements	277,387	(127,636)	149,751	145,308
	$8,922,364	$(4,023,742)	$4,898,622	$4,665,478

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

5.       GOODWILL AND INTANGIBLE ASSETS

	Net June 30, 2009	Net March 31, 2009
Goodwill
Balance, beginning	$2,532,262	$3,107,397
Foreign currency translation	214,042	(575,135)
Balance, ending	$2,746,304	$2,532,262

Customer lists
Balance, beginning	$239,725	$239,725
Accumulated amortization	(178,309)	(146,144)
Foreign currency translation	(1,978)	(20,508)
Balance, ending	$59,438	$73,073

6.       LONG-TERM DEBT

	June 30, 2009	March 31, 2009

Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	34,630	31,931
Less current portion	34,630	25,545
Long-term portion	$-	$6,386

7.	OBLIGATIONS UNDER CAPITAL LEASES

	June 30, 2009	March 31, 2009
Obligations under capital lease	$2,619,368	$2,601,586
Less current portion	1,285,566	1,512,180
Long-term portion	$1,333,802	$1,089,406
Minimum lease payments over the next five years are as follows:
2010 (Nine months)		$1,285,566
2011		553,931
2012		129,166
2013		650,705
2014
Thereafter
Total		$2,619,368

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

8.        COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2010 (Nine months)	$66,414
2011	59,217
2012	11,567
2013	-
2014	-
Thereafter	-
Total	$137,198

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

9.       RELATED PARTY TRANSACTIONS

The Company has transactions with various related parties, including the Company’s officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30 2009 and 2008
(Unaudited)

9.       RELATED PARTY TRANSACTIONS (continued)

Included in accounts receivable at June 30, 2009 and March 31, 2009	$-	$212,165
Included in accounts payable at June 30, 2009 and March 31, 2009	36,668	16,613
Included in obligations under capital lease at June 30, 2009 and March 31, 2009	1,244,029	1,087,748
Transactions during the three months ended June 30, 2009 and 2008:
Rent	34,869	8,000
Repairs and supplies	70,285	35,339
Loan interest	16,233	47,066

During the three months ended June 30, 2008, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

10.        SEGMENTED INFORMATION

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

The results of operations for the three months ended June 30, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Loss
Solid Waste	$1,510,355	$184,789	$1,325,566	$168,579	$1,438,164	$(281,177)
Liquid Services	428,947	724,094	(295,147)	27,848	(279,943)	(43,051)
Water Hauling	119,985	433,744	(313,759)	7,790	(341,360)	19,812
Septic	37,601	166,320	(128,719)	2,441	(136,335)	5,175
	$2,096,889	$1,508,947	$587,942	$206,658	$680,525	$(299,241)

The results of operations for the three months ended June 30, 2008 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Income (Loss)
Solid Waste	$2,693,291	$2,141,087	$552,205	$279,466	$167,765	$104,975
Liquid Services	447,529	311,531	135,997	46,454	94,570	(5,027)
Water Hauling	236,168	206,705	29,463	24,515	49,906	(44,958)
	$3,376,988	$2,659,323	$717,665	$350,435	$312,241	$54,989

ITEM 2.        MANAGEMENT’S DISCUSSION OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report, the Company’s 8-K Entry Into a Material Definitive Agreement  and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Operating Results for the Three Months Ended June 30, 2009 Compared to Three Month Period Ended June 30, 2008

For the three months ended June 30, 2009, the Company reported revenues of $2,097M (“M” representing thousands), compared to $3,377M for the three months ended June 30, 2008 . The decrease was caused by the economic recession as it resulted in less construction of residential and commercial properties, which is a core segment of our business.

The gross margin for the three months ended June 30, 2009 of $588M represented 28% of revenue as compared to $718M for the three months ended June 30, 2008 or 21%.  This improvement resulted from a concerted effort to stabilize costs and to implement stronger systems of internal control.

Operating expenses decreased to $747M for the three months end June 30, 2009 from $1,079M for the three months ended June 30, 2008. This decrease is due in part from depreciation which decreased to $206M for the three months ended June 30, 2009 from $350M for the three months ended June 30, 2008. Advertising and promotion decreased to $10M for the three months ended June 30, 2009 from $101M for the three months ended June 30, 2008. This expense decreased as a result of the economic recession and overall construction industry. Repairs and maintenance also decreased to $964M for the three months ended June 30, 2009 from $58M for the three months ended June 30, 2008. Additionally, general administrative and operating expenses decreased due to the Company’s commitment to stronger systems of internal controls and effort to stabilize costs.

The Company experienced net loss from operations of $159M for the three months ended June 30, 2009 compared to a loss of $361M for the three months ended June 30, 2008. This is a significant improvement arising from improved gross margins and reduced general and administrative expenses.

The Company experienced net loss of $299M for the three months ended June 30, 2009 mainly due to reorganization costs of $140,003 compared to income of $55M for the three months ended June 30, 2008, which was due mainly to a gain on sale of equipment of $416M realized in the three months ended June 30, 2008.

Based upon foreign currency translation adjustment, our comprehensive net loss during the three months ended June 30, 2009 was $25M or $0.01 per share compared to a comprehensive net income of $30M or $0.00 per share during the three months ended June 30, 2008. The weighted average number of shares outstanding was 55,320,270 for the three months ended June 30, 2009 compared to 26,250,000 for the three months ended June 30, 2008.

Liquidity and Capital Resources for the Three Months Ended June 30, 2009

As of June 30,  2009, our current assets were $2,157M and our current liabilities were $5,407M, which resulted in a working capital deficit of $3,250M. As of June 30, 2009, our total assets were $9,887M and out total liabilities were $6,741M.

Stockholders’ equity decreased from $3,172M as of March 31, 2009 to $3,146M as ofJune 30, 2009.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the three months ended June 30, 2009, net cash flows provided by operating activities was $194,757 compared to $73,098 provided during the three month period ended June 30, 2008. Net cash flows provided in operating activities consisted primarily of a net loss of $299,241 (2008: net gain of $54,988), which was partially offset by $206,658 (2008: $350,435) in depreciation and amortization, $-0- (2008: $25,000) in issuance of common stock for services and $-0- (2008: ($416,135) in gain on sale of equipment. Net cash flows provided by operating activities was further changed by $352,886 (2008: ($75,391) in accounts receivable, ($37,110 (2008: ($815) in prepaid expenses and ($28,436 (2008: $130,022) in payable, accrued liabilities and accounts payable under compromise.

Cash Flows from Investing Activities

For the three month period ended June 30, 2009, net cash flows used in investing activities was ($23,467) compared to net cash flows provided by investing activities of $536 in three month period ended June 30, 2008. Net cash flows used in investing activities for the three month period ended June 30, 2009 was comprised of acquisition of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month period ended June 30, 2009, net cash flows provided from financing activities was $198,176 compared to $256,008 for the three month period ended June 30, 2008. Cash flows from financing activities for the three month period ended June 30, 2009 consisted of $176,478 from proceeds from obligation sunder capital lease, ($59,165) in repayment of related parties and ($315,489) in repayment to shareholders.

For the three months ended June 30, 2009 there was a cash surplus from operations of $52M as the Company improved its collection of receivables.

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

In order to meet its obligations under the Plan, the Company intends to sell excess waste bins and vehicles it has on hand, as well as make periodic payments towards these obligations out of cash flows from operations. At this time, acquisitions of equipment are anticipated to be minimal, while the Company focuses on debt repayment. In order to lower its debt, the Company intends to disclaim certain capital leases if their cost is no longer worth the benefit. Further, the Company also intends to increase its collection efforts in order to avoid bad debts.

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

Off-Balance Sheet Arrangements

The Company has approximately 30 operating leases for vehicles and waste bins used in the operations of the Company.

Approximate Minimum lease payments over the next five years are as follows:
2010 (Nine months)	$66,414
2011	59,217
2012	11,567
2013	-
2014	-
Thereafter	-
Total	$137,198

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended June 30, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 4.        CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

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

ITEM 1A.     RISK FACTORS.

Not applicable.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of equity during the three months ended June 30, 2009.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.         (Removed and Reserved).

None.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.         EXHIBITS

(a)    Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BWI HOLDINGS, INC.

Date: December 20, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 20, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer