Form 10-Q
period 2009-09-30
BWI Holdings, Inc.
filed 2010-12-21
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2009

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

BWI HOLDINGS, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
__________________

TABLE OF CONTENTS
___________________

PART I.                 FINANCIAL INFORMATION

ITEM I.                  CONSOLIDATED FINANCIAL STATEMENTS

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As Of September 30, 2009 and March 31, 2009

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$129,013	$124,011
Accounts receivable, net of allowance for doubtful accounts of $73,786 as of September 30, 2009 and $62,634 as of March 31, 2009	1,447,620	1,451,547
Prepaid expenses	205,497	155,744
Equipment held for sale	671,173	569,728
Total Current Assets	2,453,303	2,301,030
Long-Term Assets
Performance bonds	28,020	23,785
Property and equipment, net	5,122,813	4,665,478
Goodwill	2,983,152	2,532,262
Customer lists	43,045	73,073
Total Long-Term Assets	8,177,030	7,294,598
Total Assets	$10,630,333	$9,595,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving bank loan	$17,312	$14,695
Accounts payable	430,738	267,303
Accrued liabilities	243,904	151,123
Liabilities under compromise	3,852,081	2,706,247
Notes payable	15,062	12,786
Advances from related parties	123,712	195,920
Advances from shareholders	207,220	442,274
Current portion of long-term debt	37,616	25,545
Current portion of obligations under capital lease	1,124,749	1,512,180
Total Current Liabilities	6,052,394	5,328,073
Long-Term Liabilities
Long-term debt	-	6,386
Obligations under capital lease	1,447,845	1,089,406
Total Long-Term Liabilities	1,447,845	1,095,792
Total liabilities	7,500,239	6,423,865
Stockholders’ Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (March 31, 2009 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 55,320,270 issued and outstanding (March 31, 2009 – 55,320,270)	55,320	55,320
Additional paid-in capital	11,687,255	11,687,255
Accumulated other comprehensive income (loss)	499,077	(36,299)
Accumulated deficit	(9,111,558)	(8,534,513)
Total Stockholders’ Equity	3,130,094	3,171,763
Going concern (Note 2)
Commitments, contingencies and subsequent events (Note 8)
Total Liabilities and Stockholders’ Equity	$10,630,333	$9,595,628

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of (Loss) Income and Comprehensive Loss
(US Dollars)
For The Three Months Ended September 30
(Unaudited)

	2009	2008
Sales	$2,130,631	$3,363,948
Cost of Sales	1,578,308	2,285,328
Gross Profit	552,323	1,078,620
Operating Expenses
Advertising and promotion	27,084	95,142
Automotive	1,147	3,946
Bad debts (recovery)	(1,817)	-
Depreciation	210,395	313,075
Insurance	1,616	1,549
Interest and bank charges	12,513	22,513
Interest on long-term debt	40,552	96,628
Office	43,650	39,765
Professional fees	9,296	12,700
Rent	111,435	88,455
Repairs and maintenance	2,162	16,000
Salaries and benefits	244,390	351,510
Telephone	29,634	42,531
Travel	6,745	16,612
Total Operating Expenses	738,802	1,100,426
Loss From Operations	(186,479)	(21,806)
Gain on sale of equipment	25,725	36,348
Reorganization costs	(117,050)	-
Net (Loss) Income	$(277,804)	$14,542
Foreign currency translation adjustment	261,905	(197,574)
Comprehensive Loss	$(15,899)	$(183,032)
(Loss) Income Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.00)	$0.00
Weighted Average Number Of Shares Outstanding – Basic And Diluted	55,320,270	26,250,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of (Loss) Income and Comprehensive Loss
(US Dollars)
For The Six Months Ended September 30
(Unaudited)

	2009	2008
Sales	$4,227,520	$6,740,936
Cost of Sales	3,087,255	4,735,357
Gross Profit	1,140,265	2,005,579
Operating Expenses
Advertising and promotion	36,754	196,224
Automotive	1,147	8,047
Bad debts (recovery)	(1,817)	-
Depreciation	417,053	663,510
Insurance	7,472	3,100
Interest and bank charges	36,574	39,944
Interest on long-term debt	75,121	215,005
Office	74,674	88,464
Professional fees	23,826	58,403
Rent	221,159	192,359
Repairs and maintenance	3,126	32,001
Salaries and benefits	501,169	781,771
Telephone	72,014	85,372
Travel	17,710	24,332
Total Operating Expenses	1,485,982	2,388,532
Loss Income From Operations	(345,717)	(382,953)
Gain on sale of equipment	25,725	452,483
Reorganization costs	(257,053)	-
Net (Loss) Income	$(577,045)	$69,530
Foreign currency translation adjustment	535,376	(222,113)
Comprehensive Loss	$(41,669)	$(152,583)
(Loss) Income Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.00)	$0.00
Weighted Average Number Of Shares Outstanding – Basic And Diluted	55,320,270	26,250,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For The Six Months Ended September 30
(Unaudited)

	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(577,045)	$69,530
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation and amortization	417,053	663,510
Issuance of common stock for services	-	25,000
Gain on sale of equipment	-	(452,483)
Changes in operating assets and liabilities
Accounts receivable	248,088	170,693
Prepaid expenses	(20,823)	(93,403)
Corporate taxes payable	-	451
Accounts payable, accrued liabilities and accounts payable under compromise	412,912	(463,925)
Net Cash Provided By (Used In) Operating Activities	480,185	(80,627)
Cash Flows From Investing Activities
Proceeds from performance bonds	-	20,000
Acquisition of property and equipment	(23,316)	(368,788)
Proceeds on disposal of property and equipment	-	128,970
Net Cash Used In Investing Activities	(23,316)	(219,818)
Cash Flows From Financing Activities
Proceeds from bank indebtedness and revolving bank loans	-	35,663
Repayment of notes payable	-	-
Repayment of long-term debt	-	(21,545)
Repayment of obligations under capital lease	(78,711)	(419,154)
Repayment of related parties	(101,257)	589,119
Repayment of shareholders	(292,663)	167,892
Net Cash (Used In) Provided By Financing Activities	(472,631)	336,213
Effect of Exchange Rate Changes in Cash	(15,762)	(51,530)
Net Increase in Cash	5,002	-
Cash, Beginning of Period	124,011	-
Cash, End of Period	$129,013	$-

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$111,695	$215,005
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$-	$25,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending March 31, 2010.

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
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

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
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

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

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $671,000 ($570,000 at March 31, 2009) carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the September 30, 2009 and March 31, 2009 Consolidated Balance Sheets.

4.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net September 30, 2009	Net March 31, 2009

Equipment	$471,213	$(187,320)	$283,893	$267,028
Waste bins	1,402,573	(637,486)	765,087	687,355
Automotive	6,383,983	(3,115,176)	3,268,807	2,974,592
Port-A-Potties	408,387	(178,296)	230,092	195,823
Office equipment	64,976	(27,319)	37,657	35,385
Fencing	582,382	(222,312)	360,069	337,447
Computer equipment	69,934	(47,295)	22,640	22,540
Leasehold improvements	301,309	(146,740)	154,570	145,308
	$9,684,757	$(4,561,944)	$5,122,813	$4,665,478

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

5.       GOODWILL AND INTANGIBLE ASSETS

	Net September 30, 2009	Net March 31, 2009
Goodwill
Balance, beginning	$2,532,262	$3,107,397
Foreign currency translation	450,890	(575,135)
Balance, ending	$2,983,152	$2,532,262
Customer lists
Balance, beginning	$239,725	$239,725
Accumulated amortization	(215,206)	(146,144)
Foreign currency translation	18,526	(20,508)
Balance, ending	$43,045	$73,073

6.       LONG-TERM DEBT

	September 30, 2009	March 31, 2009
Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	37,616	31,931
Less current portion	37,616	25,545
Long-term portion	$-	$6,386

7.	OBLIGATIONS UNDER CAPITAL LEASES

	September 30, 2009	March 31, 2009
Obligations under capital lease	$2,572,594	$2,601,586
Less current portion	1,124,749	1,512,180
Long-term portion	$1,447,845	$1,089,406
Minimum lease payments over the next five years are as follows:
2010 (Six months)		$1,124,749
2011		600,716
2012		140,305
2013		706,824
2014		-
Thereafter		-
Total		$2,572,594

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

8.        COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2010 (Six months)	$47,276
2011	64,327
2012	12,566
2013	-
2014	-
Thereafter	-
Total	$124,169

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

9.       RELATED PARTY TRANSACTIONS (Continued)

Included in accounts receivable at September 30, 2009 and March 31, 2009	$-	$-
Included in accounts payable at September 30, 2009 and March 31, 2009	35,688	109,004
Included in obligations under capital lease at September 30, 2009 and March 31, 2009	1,143,132	1,087,748
Transactions during the six months ended September 30, 2009 and 2008:
Rent	68,673	11,669
Repairs and supplies	110,581	89,578
Loan interest	46,996	91,281

During the six months ended September 30, 2008, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

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

The results of operations for the six months ended September 30, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Loss
Solid Waste	$3,049,011	$2,315,689	$733,322	$245,073	$862,885	$(498,058)
Liquid Services	874,445	449,463	424,982	148,465	210,913	(439,059)
Water Hauling	223,706	232,187	(8,481)	17,301	(315,011)	289,229
Septic	80,358	89,916	(9,558)	6,215	(86,016)	70,843
	$4,227,520	$3,087,255	$1,140,265	$417,053	$1,300,257	$(577,045)

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

10.        SEGMENTED INFORMATION (Continued)

The results of operations for the six months ended September 30, 2008 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Income (Loss)
Solid Waste	$4,897,245	$3,755,824	$1,121,420	$482,035	$1,204,568	$(565,179)
Liquid Services	471,427	270,621	200,806	46,403	115,957	38,446
Water Hauling	706,885	354,875	352,011	69,579	173,873	108,559
Septic	665,379	334,037	331,342	65,493	163,663	102,185
	$6,740,936	$4,735,357	$2,005,579	$663,510	$1,658,061	$(315,989)

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

Operating Results for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, the Company reported revenues of $2,131M (“M” representing thousands), compared to $3,364M for the three months ended September 30, 2008. The decrease was caused by the economic recession as it resulted in less construction of residential and commercial properties, which is a core segment of our business.

The gross margin for the three months ended September 30, 2009 of $552M represented 26% of revenue as compared to $1,079M for the three months ended September 30, 2008 or 32%.  This decline was the result of certain fixed costs that could not be cut as sales declined.

Operating expenses decreased to $739M for the three months ended September 30, 2009 from $1,100M for the three months ended September 30, 2008. This decrease is due in part from depreciation which decreased to $210M for the three months ended September 30, 2009 from $313M for the three months ended September 30, 2008. Advertising and promotion decreased to $27M for the three months ended September 30, 2009 from $95M for the three months ended September 30, 2008. This expense decreased as a result of the economic recession and overall construction industry. Salaries and benefits also decreased to $244M for the three months ended September 30, 2009 from $351M for the three months ended September 30, 2008. Additionally, general administrative and operating expenses decreased due to the Company’s commitment to stronger systems of internal controls and effort to stabilize costs.

The Company experienced net loss from operations of $186M for the three months ended September 30, 2009 compared to a loss of $22M for the three months ended September 30, 2008. This decline arose from a deteriorating gross margin and reduced sales.

The Company experienced net loss of $278M for the three months ended September 30, 2009 mainly due to reorganization costs of $117M compared to income of $15M for the three months ended September 30, 2008, which was also due mainly to a gain on sale of equipment of $36M realized in the three months ended September 30, 2008.

Based upon foreign currency translation adjustment of $262M (2008: ($198M)), our comprehensive net loss during the three months ended September 30, 2009 was $16M or $0.00 per share compared to a comprehensive net loss of $183M or $0.00 per share during the three months ended September 30, 2008. The weighted average number of shares outstanding was 55,320,270 for the three months ended September 30, 2009 compared to 26,250,000 for the three months ended September 30, 2008.

Liquidity and Capital Resources for the Three Months Ended September 30, 2009

As of September 30, 2009, our current assets were $2,453M and our current liabilities were $6,052M, which resulted in a working capital deficit of $3,599M . As of September 30, 2009, our total assets were $10,630M and out total liabilities were $7,500M.

Stockholders’ equity decreased from $3,171M as of March 31, 2008 to $3,130M as of September 30, 2009.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the six months ended September 30, 2009, net cash flows provided by operating activities was $480,185 compared to net cash flow used in operating activities of $80,627 during the six month period ended September 30, 2008. Net cash flows provided in operating activities consisted primarily of a net loss of $577,045 (2008: net gain of $69,530), which was partially offset by $417,053 (2008: $663,510) in depreciation and amortization, $-0- (2008: $25,000) in issuance of common stock for services and $-0- (2008: ($452,483) in gain on sale of equipment. Net cash flows provided by operating activities was further changed by $248,088 (2008: $170,693) in accounts receivable, ($20,823 (2008: ($93,403) in prepaid expenses, ($412,912 (2008: $463,925) in payable, accrued liabilities and accounts payable under compromise and $-0- (2008: $451 in corporate taxes payable.

Cash Flows from Investing Activities

For the six month period ended September 30, 2009, net cash flows used in investing activities was ($23,316) compared to net cash flows used in investing activities of ($219,818) in six month period ended September 30, 2008. Net cash flows used in investing activities for the  six month period ended September 30, 2009 was comprised of acquisition of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended September 30, 2009, net cash flows used in financing activities was ($472,631) compared to net cash flows provided by financing activities of $336,213  for the  six month period ended September 30, 2008. Cash flows used in financing activities for the six month period ended September 30, 2009 consisted of ($78,711) in repayment of obligations under capital lease, ($101,257) in repayment of related parties and ($292,663) in repayment to shareholders.

For the three months ended September 30, 2009 there was a cash surplus from operations of $52M as the Company improved its collection of receivables.

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

Off-Balance Sheet Arrangements

The Company has approximately 30 operating leases for vehicles and waste bins used in the operations of the Company.

Approximate Minimum lease payments over the next five years are as follows:
2010 (Six months)	$47,276
2011	64,327
2012	12,566
2013	-
2014	-
Thereafter	-
Total	$124,169

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended September 30, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of equity during the three and six months ended September 30, 2009.

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