Form 10-Q
period 2009-12-31
BWI Holdings, Inc.
filed 2010-12-22
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  December 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes o  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 14, 2010: 9,498,063 shares of common stock.

BWI HOLDINGS, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
__________________

TABLE OF CONTENTS
___________________

PART I.                 FINANCIAL INFORMATION

ITEM I.                  CONSOLIDATED FINANCIAL STATEMENTS

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As Of December 31, 2009 and March 31, 2009

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$830,186	$124,011
Accounts receivable, net of allowance for doubtful accounts of $73,786 as of December 31, 2009 and $62,634 as of March 31, 2009	1,607,107	1,451,547
Prepaid expenses	183,573	155,744
Equipment held for sale	692,308	569,728
Total Current Assets	3,313,174	2,301,030
Long-Term Assets
Performance bonds	28,545	23,785
Property and equipment, net	3,554,779	4,665,478
Goodwill	3,039,046	2,532,262
Customer lists	21,929	73,073
Total Long-Term Assets	6,644,299	7,294,598
Total Assets	$9,957,473	$9,595,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving bank loan	$17,636	$14,695
Accounts payable	465,228	267,303
Accrued liabilities	287,341	151,123
Liabilities under compromise	3,821,132	2,706,247
Notes payable	15,345	12,786
Advances from related parties	135,357	195,920
Advances from shareholders	210,653	442,274
Current portion of long-term debt	38,322	25,545
Current portion of obligations under capital lease	495,026	1,512,180
Total Current Liabilities	5,486,040	5,328,073
Long-Term Liabilities
Long-term debt	-	6,386
Obligations under capital lease	1,586,356	1,089,406
Total Long-Term Liabilities	1,586,356	1,095,792
Total Liabilities	7,072,396	6,423,865
Stockholders’ Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (March 31, 2009 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 55,320,270 issued and outstanding (March 31, 2009 – 55,320,270)	55,320	55,320
Additional paid-in capital	11,687,255	11,687,255
Accumulated other comprehensive income (loss)	555,519	(36,299)
Accumulated deficit	(9,413,017)	(8,534,513)
Total Stockholders’ Equity	2,885,077	3,171,763
Going concern (Note 2)
Commitments, contingencies and subsequent events (Note 8)
Total Liabilities and Stockholders’ Equity	$9,957,473	$9,595,628

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of (Loss) Income and Comprehensive Loss
(US Dollars)
For The Three Months Ended December 31
(Unaudited)

	2009	2008
Sales	$1,786,887	$1,628,770
Cost of Sales	1,452,551	964,853
Gross Profit	334,336	663,917
Operating Expenses
Advertising and promotion	3,623	39,836
Automotive	879	2,019
Bad debts (recovery)	(5,986)	(97,633)
Depreciation	189,390	186,851
Insurance	6,692	7,382
Interest and bank charges	9,572	14,332
Interest on long-term debt	99,746	54,286
Office	46,884	25,865
Professional fees	56,968	39,715
Rent	40,406	57,759
Repairs and maintenance	1,705	14,175
Salaries and benefits	108,618	202,260
Telephone	22,415	28,154
Travel	(2,108)	1,669
Total Operating Expenses	578,804	576,670
(Loss) Income From Continuing Operations	(244,468)	87,247
Loss on sale of equipment	(131,823)	-
Gain on insurance settlement	203,153	-
Reorganization costs	(164,203)	-
(Loss) Income Before Discontinued Operations	(337,341)	87,247
Income (Loss) From Discontinued Operations (Note 10)	35,866	(63,738)
Net (Loss) Income	$(301,475)	$23,509
Foreign currency translation adjustment	56,442	(74,751)
Comprehensive Loss	$(245,033)	$(51,242)
(Loss) Income From Continuing Operations Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.01)	$0.00
Loss From Discontinued Operations Per Weighted Number Of Shares Outstanding – Basic And Diluted	(0.00)	(0.00)
Net (Loss) Income Per Weighted Number Of Shares Outstanding – Basic And Diluted	(0.01)	0.00
Weighted Average Number Of Shares Outstanding – Basic And Diluted	55,320,270	27,759,251

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of (Loss) Income and Comprehensive Loss
(US Dollars)
For The Nine Months Ended December 31
(Unaudited)

	2009	2008
Sales	$6,014,407	$7,679,055
Cost of Sales	4,539,807	5,463,001
Gross Profit	1,474,600	2,216,054
Operating Expenses
Advertising and promotion	40,377	219,885
Automotive	2,026	11,100
Bad debts (recovery)	(7,803)	(242,288)
Depreciation	606,443	754,000
Insurance	14,163	10,971
Interest and bank charges	46,146	55,509
Interest on long-term debt	174,867	228,215
Office	121,541	123,952
Professional fees	80,795	114,015
Rent	261,565	206,196
Repairs and maintenance	4,831	44,510
Salaries and benefits	609,788	862,903
Telephone	94,429	98,796
Travel	15,602	23,289
Total Operating Expenses	2,064,770	2,511,053
Loss From Continuing Operations	(590,170)	(294,999)
Write off of mining claim	-	(8,000)
(Loss) gain on sale of equipment	(106,098)	441,695
Gain on insurance settlement	203,153	-
Reorganization costs	(421,255)	-
(Loss) Income Before Discontinued Operations	(914,370)	138,696
Income From Discontinued Operations (Note 11)	35,866	14,779
Net (Loss) Income	$(878,504)	$153,475
Foreign currency translation adjustment	591,818	(826,548)
Comprehensive Loss	$(286,686)	$(673,073)
(Loss) Income From Continuing Operations Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.02)	$0.01
Income From Discontinued Operations Per Weighted Number Of Shares Outstanding – Basic And Diluted	0.00	0.00
Net (Loss) Income Per Weighted Number Of Shares Outstanding – Basic And Diluted	(0.02)	0.01
Weighted Average Number Of Shares Outstanding – Basic And Diluted	55,320,270	27,759,251

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For The Nine Months Ended December 31
(Unaudited)

	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(878,504)	$153,476
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities
Depreciation and amortization	606,443	861,538
Write off of mining claim	-	8,000
Loss (gain) on sale of equipment	106,098	(441,695)
Insurance settlement receivable	(203,153)
Changes in operating assets and liabilities
Accounts receivable	543,058	450,967
Prepaid expenses	3,168	(77,296)
Corporate taxes payable	-	(1,231)
Accounts payable, accrued liabilities and accounts payable under compromise	386,250	(348,889)
Net Cash Provided By (Used In) Operating Activities	563,360	451,394
Cash Flows From Investing Activities
Proceeds from performance bonds	-	20,000
Acquisition of property and equipment	(199,447)	(498,356)
Proceeds on disposal of property and equipment	1,344,191	122,419
Net Cash (Used In) Provided By Investing Activities	1,144,744	(355,937)
Cash Flows From Financing Activities
Proceeds from bank indebtedness and revolving bank loans	-	(75,721)
Repayment of notes payable	-	(29,530)
Repayment of long-term debt	-	(25,971)
Repayment of obligations under capital lease	(592,337)	(855,787)
Repayment of related parties	(94,677)	866,445
Repayment of shareholders	(299,225)	188,614
Net Cash Provided By Financing Activities	(986,239)	68,050
Effect of Exchange Rate Changes in Cash	(15,690)	(134,305)
Net Decrease in Cash	706,175	29,202
Cash, Beginning of Period	124,011	-
Cash, End of Period	$830,186	$29,202

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$221,013	$270,912
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$-	$-

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2009.  Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for future quarters or the year ending March 31, 2010.

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
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
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
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
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

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $692,000 ($570,000 at March 31, 2009) carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the December 31, 2009 and March 31, 2009 Consolidated Balance Sheets.

4.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net December 31, 2009	Net March 31, 2009

Equipment	$476,375	$201,651	$274,724	$267,028
Waste bins	1,290,099	670,797	619,302	687,355
Automotive	3,932,872	2,052,548	1,880,324	2,974,592
Port-A-Potties	419,845	193,292	226,553	195,823
Office equipment	66,194	29,735	36,459	35,385
Fencing	593,294	246,788	346,506	337,447
Computer equipment	71,245	49,958	21,287	22,540
Leasehold improvements	306,955	157,331	149,624	145,308
	$7,156,879	$3,602,100	$3,554,779	$4,665,478

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

5.       GOODWILL AND INTANGIBLE ASSETS

	Net December 31, 2009	Net March 31, 2009
Goodwill
Balance, beginning	$2,532,262	$3,107,397
Foreign currency translation	506,784	(575,135)
Balance, ending	$3,039,046	$2,532,262

Customer lists
Balance, beginning	$239,725	$239,725
Accumulated amortization	(241,161)	(146,144)
Foreign currency translation	23,365	(20,508)
Balance, ending	$21,929	$73,073

6.       LONG-TERM DEBT

	December 31, 2009	March 31, 2009

Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	38,322	31,931
Less current portion	38,322	25,545
Long-term portion	$-	$6,386

7.	OBLIGATIONS UNDER CAPITAL LEASES

	December 31, 2009	March 31, 2009
Obligations under capital lease	$2,081,382	$2,601,586
Less current portion	495,026	1,512,180
Long-term portion	$1,586,356	$1,089,406

Minimum lease payments over the next five years are as follows:
2010 (Three months)		$495,026
2011		723,354
2012		142,934
2013		720,068
2014		-
Thereafter		-
Total		$2,081,382

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

8.        COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2010 (Three months)	$22,826
2011	65,532
2012	12,801
2013	-
2014	-
Thereafter	-
Total	$101,159

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
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

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

Included in accounts receivable at December 31, 2009 and March 31, 2009	$-	$-
Included in accounts payable at December 31, 2009 and March 31, 2009	32,719	109,004
Included in obligations under capital lease at December 31, 2009 and March 31, 2009	1,036,103	1,087,748
Transactions during the nine months ended December 31, 2009 and 2008:
Rent	81,212	7,325
Repairs and supplies	164,692	97,131
Loan interest	69,160	107,643

During the nine months ended December 31, 2008, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

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

The results of operations for the nine months ended December 31, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Loss
Solid Waste	$4,440,851	$3,580,828	$860,023	$471,681	$1,386,398	$(998,056)
Liquid Services	1,157,519	586,736	570,783	99,132	(278,677)	750,328
Water Hauling	297,387	251,670	45,717	25469	281,589	(261,341)
Septic	118,650	120,574	(1,923)	10,161	69,032	(81,117)
	$6,014,407	$4,539,807	$1,474,600	$606,443	$1,458,343	$(590,186)

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

10.        SEGMENTED INFORMATION (Continued)

The results of operations for the nine months ended December 31, 2008 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Income (Loss)
Solid Waste	$5,985,096	$4,196,821	$1,788,726	$617,266	$1,056,133	$114,877
LiquidServices	1,050,354	737,987	312,367	109,428	185,842	17,097
Water Hauling	1,006,615	707,256	299,359	104,221	178,153	16,985
Septic	297,198	208,813	88,384	30,623	53,244	4,517
	$8,339,263	$5,850,877	$2,488,836	$861,538	$1,473,372	$153,476

11.        DISCONTINUED OPERATIONS

The gains and losses from the disposition of certain assets, and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented. Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

October 2, 2009 management decided to close down all the operations at their Edson, Alberta location. The Edson location was primarily involved in the Water Hauling segment. The decision to close this location was made as a result of a substantial decrease in sales because of the lack of oil rigs operating in Alberta during the year.  The Edson location owned several of our trucks and trailers which were all sold at auctions during the three months ended December 31, 2009, except for one truck which was brought back to our Calgary location.  Subsequent to the sale of these assets, no other significant assets or liabilities remained in Edson and the Company did not have any continuing operations at this location.  Summarized financial information for discontinued operations for the nine months ended December 31, 2009 and 2008 is as follows:

	2009	2008
Sales	$162,640	$660,208
Cost of Sales	54,866	387,876
Gross Profit	107,774	272,332
Operating Expenses
Advertising and promotion	3,152	-
Depreciation	-	107,539
Interest and bank charges	901	2,676
Interest on long-term debt	795	42,697
Office	1,687	8,967
Rent	57,633	72,496
Repairs and maintenance	-	6,301
Telephone	3,785	15,995
Travel	3,955	882
Total Operating Expenses	71,908	257,553
Net Income From Discontinued Operations	$35,866	$14,779

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

Operating Results for the Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008.

For the three months ended December 31, 2009, the Company reported revenues of $1,787M (“M” representing thousands), compared to $1,629M for the three months ended December 31, 2008. The decrease was caused by the economic recession as it resulted in less construction of residential and commercial properties, which is a core segment of our business.

The gross margin for the three months ended December 31, 2009 of $334M represented 19% of revenue as compared to $664M for the three months ended December 31, 2008 or 41%. This decline was the result of certain fixed costs that could not be cut as sales declined.

Operating expenses remained constant at $578M for the three months end December 31, 2009 compared to $576M for the three months ended December 31, 2008. During the quarter, decreases to salaries were offset by increased interest expenses, resulting in a minimal overall change. Advertising and promotion decreased to $4M for the three months ended December 31, 2009 from $40M for the three months ended December 31, 2008. This expense decreased as a result of the economic recession and overall construction industry. Salaries and benefits also decreased to $109M for the three months ended December 31, 2009 from $202M for the three months ended December 31, 2008. Additionally, general administrative and operating expenses decreased due to the Company’s commitment to stronger systems of internal controls and effort to stabilize costs.

The Company experienced net loss from operations of $244M for the three months ended December 31, 2009 compared to income of $87M for the three months ended December 31, 2008. This decline arose from a deteriorating gross margin and reduced sales.

The Company experienced net loss of $301M for the three months ended December 31, 2009 mainly due to reorganization costs of $164M compared to income of $23M for the three months ended December 31, 2008.

Liquidity and Capital Resources for the Three Months Ended December 31, 2009

As of December 31, 2009, our current assets were $3,313M and our current liabilities were $5,486M, which resulted in a working capital deficit of $2,173M . As of December 31, 2009, our total assets were $9,957M and out total liabilities were $7,072M.

Stockholders’ equity decreased from $3,171M as of March 31, 2009 to $2,885M as of December 31, 2009.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the nine months ended December 31, 2009, net cash flows provided by operating activities was $563,360 compared to net cash flow provided by operating activities of $451,394 during the nine month period ended December 31, 2008. Net cash flows provided by operating activities consisted primarily of a net loss of $878,504 (2008: net gain of $153,476), which was partially offset by $606,443 (2008: $861,538) in depreciation and amortization, $-0- (2008: $8,000) in write off of mining claim, $106,098 (2008: ($441,695) in gain on sale of equipment and ($203,153) (2008: $-0-) in insurance settlement receivable. Net cash flows provided by operating activities was further changed by $543,058 (2008: $450,967) in accounts receivable, $3,168 (2008: ($77,296) in prepaid expenses, $386,250 (2008: ($348,889)) in payable, accrued liabilities and accounts payable under compromise and $-0- (2008: $1,231 in corporate taxes payable.

Cash Flows from Investing Activities

For the nine month period ended December 31, 2009, net cash flows provided by investing activities was $1,144,744 compared to net cash flows used in investing activities of ($355,937) in nine month period ended December 31, 2008. Net cash flows provided by investing activities for the nine month period ended December 31, 2009 was comprised of proceeds of $1,344,191 on disposal of property and equipment offset by $199,447 in acquisition of property and equipment. .

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended December 31, 2009, net cash flows used in financing activities was ($986,239) compared to net cash flows provided by financing activities of $68,050 for the nine month period ended December 31, 2008. Cash flows used in financing activities for the nine month period ended December 31, 2009 consisted of ($592,337) in repayment of obligations under capital lease, ($94,677) in repayment of related parties and ($299,225) in repayment to shareholders.

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

Off-Balance Sheet Arrangements

The Company has approximately 30 operating leases for vehicles and waste bins used in the operations of the Company.

Approximate Minimum lease payments over the next five years are as follows:
2010 (Three months)	$22,826
2011	65,532
2012	12,801
2013	-
2014	-
Thereafter	-
Total	$101,159

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended December 31, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of equity during the three and nine months ended December 31, 2009.

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