Form 10-K
period 2010-03-31
BWI Holdings, Inc.
filed 2010-12-23
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 21, 2010, the registrant had 9,498,063 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 21, 2010.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2010 and beyond. These are not the only risks that we face. There may be other risks that we do not presently know or that we currently believe are immaterial that could also impair our business and financial position.

Our business could suffer as a result of our subsidiary, Budget Alberta, filing for reorganization under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court).

As described elsewhere in this report, in March 2009, we filed a voluntary petition for relief in order to reorganize under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court), including a proposed plan of reorganization, under CCAA. In March 2010, the bankruptcy court approved our reorganization plan and we emerged from bankruptcy on that date. Even though our plan of reorganization has been implemented, operating results may be adversely affected by the possible reluctance of prospective customers, suppliers and lenders to do business with a company that recently emerged from bankruptcy proceedings. In addition, our emergence from bankruptcy may result in reputational risks that increase our difficulty in attracting and retaining employees.

In addition, we may discover difficulty obtaining new financing, and if so it may be at high cost due to the perceived risk of the Company being in reorganization.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. For the year ended March 31 2010 we have incurred a net loss of $628,432 and an accumulated deficit of $9,162,971.

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

We are highly leveraged.

As of March 31, 2010, we had total debt outstanding of $6,158,135 and total lease commitments (capital and operating) of $81,042. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways among other considerations:
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

Our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have debt as of March 31, 2010 that is exposed to changes in market interest rates. Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments in a timely manner and the effect that significant claims or litigation against insurance companies may have on such ability.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended March 31, 2010.

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

Operating Results for the Fiscal Year Ended March 31, 2010

For the fiscal year ended March 31, 2010, the Company reported revenues of $7,758M (“M” representing thousands), a decrease of $2,107M, or 21%, from $9,865M in fiscal year 2009. This decrease was due in part to unusually severe winter weather, with the greatest impact due to the global recession causing a serious reduction in construction and housing starts.

The gross margin for the year ended March 31, 2010 of $2,009M represented 26% of revenue as compared to $3,162M for the year ended March 31, 2009 or 32%. This decline was the result of certain fixed costs that could not be cut as sales declined.

Selling, general and administrative expenses decreased to $2,818M for the year ended March 31, 2010 from $4,397M for the year ended March 31, 2009.  This was mainly as a result of management making a conscious effort to reduce expenditures as the economy declined.

Depreciation of capital assets decreased from $1,225M for the year ended March 31, 2008 to $739M for the same period ended March 31, 2009. The decline occurred as a result of holding several assets for sale, for which no depreciation was taken during the year. Additionally, depreciation is expected to decrease annually as a result of using the declining balance method.

The Company experienced a loss from operations of $809M for the year ended March 31, 2010 as compared to a loss of $1,236M for the year ended March 31, 2009. The economic recession prevented the Company from achieving profitable operations, although greater efficiencies were achieved.

Reorganization under CCAA resulted in a loss on sale of assets of $220M for the year ended March 31, 2010 as compared to a gain of $608M for the year ended March 31, 2009. Upon signing the Plan of Arrangement, the Company realized a gain on reorganization of $158M as a result of disclaiming leases, and settling to repay certain liabilities for less than their carrying amount, offsetting the legal fees which were incurred.

Liquidity and Capital Resources

Cash generated by operations during the year ended March 31, 2010 was $914M as compared to $257M for the year ended March 31, 2009. The increase was mainly from a greater emphasis on collecting our accounts receivable compared to the prior year.

Capital expenditures in fiscal year 2010 were $42M compared to $429M for fiscal year 2009. Since we have a portion of our surplus equipment held for sale, we required minimal capital investing in 2010. The most significant debt repayments were made on capital leases of $1,622M for the year ended March 31, 2010 and $1,170M for the year ended March 31, 2009, which were primarily financed by proceeds on disposal of property and equipment of $1,550M for fiscal 2010 and $927M for fiscal 2009.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BWI HOLDINGS, INC. AND SUBSIDIARY

Calgary, Alberta

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended March 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BWI Holdings, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of BWI Holdings, Inc. and subsidiary (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of loss and comprehensive loss, statements of changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BWI Holdings, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with US generally accepted accounting principles.

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

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

August 11, 2010

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As of March 31

	2010	2009
ASSETS
Current Assets
Cash	$796,359	$124,011
Accounts receivable, net	968,892	1,451,547
Prepaid expenses	133,004	155,744
Equipment held for sale	420,781	569,728
Total Current Assets	2,319,036	2,301,030
Long-Term Assets
Performance bonds	29,532	23,785
Property and equipment, net	3,475,466	4,665,478
Goodwill	3,144,127	2,532,262
Customer lists	-	73,073
Total Long-Term Assets	6,649,125	7,294,598
Total Assets	$8,968,161	$9,595,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Revolving bank loan	$22,384	$14,695
Accounts payable	566,205	267,303
Accrued liabilities	127,366	151,123
Liabilities under compromise	3,351,887	2,706,247
Notes payable	-	12,786
Advances from related parties	50,167	195,920
Corporate taxes payable	-	-
Advances from shareholders	482,994	442,274
Current portion of long-term debt	39,647	25,545
Current portion of obligations under capital lease	459,653	1,512,180
Total Current Liabilities	5,100,303	5,328,073
Long-Term Liabilities
Long-term debt	-	6,386
Obligations under capital lease	598,577	1,089,406
Total Long-Term Liabilities	598,577	1,095,792
Total Liabilities	5,698,880	6,423,865
Stockholders’ Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (2009 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 54,980,630 issued and outstanding (2009 – 55,320,270)	54,981	55,320
Additional paid-in capital	11,687,595	11,687,255
Accumulated other comprehensive income (loss)	689,676	(36,299)
Accumulated deficit	(9,162,971)	(8,534,513)
Total Stockholders’ Equity	3,269,281	3,171,763
Going concern (Note 2)
Commitments, contingencies and subsequent events (Note 17)
Total Liabilities and Stockholders’ Equity	$8,968,161	$9,595,628

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Loss and Comprehensive Loss
(US Dollars)
For the Year Ended March 31

	2010	2009
Sales	$7,758,315	$9,865,229
Cost of Sales	5,749,225	6,703,553
Gross Profit	2,009,090	3,161,676
Operating Expenses
Advertising and promotion	49,005	282,071
Automotive	3,067	12,737
Bad debts (recovery)	135,518	(54,768)
Depreciation	739,347	1,225,131
Insurance	18,667	20,575
Interest and bank charges	56,729	62,050
Interest on long-term debt	218,211	309,124
Office	157,829	390,887
Professional fees	129,177	387,663
Rent	343,163	308,284
Repairs and maintenance	7,459	95,991
Salaries and benefits	840,987	1,197,157
Telephone	103,046	132,874
Travel	15,827	28,436
Total Operating Expenses	2,818,032	4,397,212
Loss From Operations	(808,942)	(1,235,536)
Write off of mineral claims	-	(8,000)
Foreign exchange loss	-	(492,066)
Contingency accrual	-	385,000
(Loss) gain on sale of assets	(219,582)	608,174
Gain on insurance settlement	206,303	-
Gain on reorganization	157,897	-
Loss Before Discontinued Operations	(664,324)	(742,428)
Income From Discontinued Operations (Note 19)	35,866	14,779
Net Loss	$(628,458)	$(727,649)
Foreign currency translation adjustment	725,975	(186,618)
Comprehensive Income (Loss)	$97,517	$(914,267)
Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.01)	$(0.02)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	54,980,630	37,196,709

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity (Deficit)
(US Dollars)
For the Years Ended March 31 2010 and 2009

	Common Stock
	Shares Issued	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity
Balance – April 1, 2008	26,250,000	26,250	5,974,685	150,319	(7,790,880)	(1,639,626)
Redemption of non-controlling interest	-	-	3,441,821	-	-	3,441,821
Recapitalization of Budget Waste, Inc. (Note 1)	27,570,270	27,570	2,021,594	-	(15,984)	2,033,180
Issuance of common stock for services	250,000	250	24,750	-	-	25,000
Issuance of common stock for cash	1,250,000	1,250	224,405	-	-	225,655
Foreign currency translation	-	-	-	(186,618)	-	(186,618)
Net loss	-	-	-	-	(727,649)	(727,649)
Balance – March 31, 2009	55,320,270	$55,320	$11,687,255	$(36,299)	$(8,534,513)	$3,171,763
Cancellation of common stock	(339,640)	(340)	340	-	-	-
Foreign currency translation	-	-	-	725,975	-	725,975
Net loss	-	-	-	-	(628,458)	(628,458)
Balance – March 31, 2010	54,980,630	54,981	11,687,595	689,676	(9,162,971)	3,269,281

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For the Year Ended March 31

	2010	2009
Cash Flows From Operating Activities
Net loss	$(628,458)	$(727,649)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation and amortization	739,347	1,332,670
Bad debts	(72,435)	70,160
Issuance of common stock for services	-	25,000
Proceeds on sale of accounts receivable	-	133,215
Loss (gain) on sale of equipment	219,582	(608,174)
Contingency accrual	-	(385,000)
Foreign exchange loss on intercompany	(1,498)	492,066
Write off mineral claims	-	8,000
Gain on reorganization	(157,897)	-
Changes in operating assets and liabilities
Accounts receivable	848,679	170,602
Prepaid expenses	56,231	(73,187)
Corporate taxes payable	-	(21,749)
Accounts payable, accrued liabilities and accounts payable under compromise	(89,160)	(157,388)
Net Cash Provided By Operating Activities	914,391	256,566
Cash Flows From Investing Activities
Proceeds from performance bonds	-	17,762
Acquisition of property and equipment	(41,635)	(428,580)
Proceeds on disposal of property and equipment	1,659,466	927,465
Net Cash Provided By Investing Activities	1,617,831	516,647
Cash Flows From Financing Activities
Repayment of bank indebtedness and revolving bank loans	3,854	(70,946)
Repayment of notes payable	(14,787)	(28,644)
Proceeds on issuance of capital stock	-	225,655
Repayment of long-term debt	-	(29,960)
Repayment of obligations under capital lease	(1,621,920)	(1,170,373)
Repayment of advances from related parties	(179,853)	(521,111)
Repayment of advances from shareholders	(56,209)	(1,094,666)
Recapitalization of Budget Waste Inc.	-	2,033,180
Net Cash Used In Financing Activities	(1,868,915)	(656,865)
Effect of Exchange Rate Changes in Cash	9,041	5,663
Net Increase in Cash	672,348	124,011
Cash, Beginning of Year	124,011	-
Cash, End of Year	$796,359	$124,011

Supplemental Cash Flow Information:
Cash Paid During the Year for
Interest	$276,636	$384,302
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$-	$25,000

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

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

The following table presents the equity transactions of Budget Nevada, accounting acquiree, from April 1, 2008 to the acquisition date of Nov.10, 2008:

	Common Stock		Additional Paid	Accumulated
	Shares Issued	Par Value	In Capital	Deficit	Total

Balance – March 31, 2008	95,733,966	$95,734	$6,265,998	$(1,272,277)	$5,089,455
Issuance of common stock for services (1)	250,000	250	24,750	-	25,000
Cancelled shares (2)	(5,518,454)	(5,519)	5,519	-	-
Issued on conversion of debt (3)	19,815,564	19,816	2,051,185	-	2,071,001
Forgiveness of intercompany loan (4)	-	-	(6,408,569)	-	(6,408,569)
Net loss	-	-	-	(341,607)	(341,607)
Balance – November 10, 2008	110,281,076	110,281	1,938,883	(1,613,884)	435,280
1:20 stock split (5)	5,514,054	5,514	2,043,650	(1,613,884)	435,280
5:1 stock split (6)	27,570,270	$27,570	$2,021,594	$(1,613,884)	$435,280

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Equipment                                                                                          20%
Waste bins                                                                                         10%
Automotive                                                                                        30%
Port-A-Potties                                                                                    20%
Office equipment                                                                               20%
Fencing                                                                                                10%
Computer equipment                                                                         30%
Leasehold improvements                                                                  20%

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)

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

Revenue Recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured and there are no significant remaining performing obligations. For providing services and short-term rentals, revenue is recognized when services or rental has been completed. For long-term rentals, revenue is recognized monthly over the term other contract. For special events, fencing, porta potties and other assets that can be rented on a per diem basis, revenue is recognized when the equipment is collected or returned.

Advertising

Advertising costs are expensed as incurred.

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations; however, it may have an effect on future financial statements depending on our future activities.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

5.	PROVISION FOR DOUBTFUL ACCOUNTS

The Company determines its provision for doubtful accounts based upon the accounting policy described in Note 3. The Company's allowance for doubtful accounts for the year ended March 31, 2010 and 2009 are $Nil and $62,634, respectively.

6.       PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

	Cost	Accumulated Depreciation	Net 2010	Net 2009

Equipment	$498,372	$(229,301)	$269,071	$267,028
Waste bins	1,526,983	(722,869)	804,114	687,355
Automotive	3,629,123	(1,990,291)	1,638,832	2,974,592
Port-A-Potties	434,362	(211,635)	222,727	195,823
Office equipment	68,482	(32,635)	35,847	35,385
Fencing	613,808	(276,334)	337,474	337,447
Computer equipment	73,708	(53,391)	20,317	22,540
Leasehold improvements	317,569	(170,485)	147,084	145,308
	$7,162,407	$(3,686,941)	$3,475,466	$4,665,478

In accordance with the accounting policy in Note 3, property and equipment were analyzed for impairment.  As of March 31, 2010, management determined that no impairment of property and equipment exists.

7.       GOODWILL AND INTANGIBLE ASSETS

	2010	2009
Goodwill
Balance, beginning	$2,532,262	$3,107,397
Foreign currency translation	611,865	(575,135)
Balance, ending	$3,144,127	$2,532,262

Customer lists
Balance, beginning	$73,073	$239,725
Accumulated amortization	(73,073)	(146,144)
Foreign currency translation	-	(20,508)
Balance, ending	$-	$73,073

In accordance with the accounting policy in Note 3, goodwill and intangible assets were analyzed for impairment. As of March 31, 2010, management determined that no impairment of goodwill and intangible assets exists.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

8.	EQUIPMENT HELD FOR SALE

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $421,000 carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the March 31, 2010 Consolidated Balance Sheet.

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

11.       ADVANCES FROM SHAREHOLDERS

The advances from shareholders are unsecured, non-interest bearing and due on demand.

12.       LONG-TERM DEBT

	2010	2009

Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	39,647	31,931
Less current portion	(39,647)	25,545
Long-term portion	$-	$6,386

Interest expense incurred on long-term debt during the year was $27,507 (2009 - $20,826).

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

13.	OBLIGATIONS UNDER CAPITAL LEASES

	2010	2009
Obligations under capital lease	$1,058,230	$2,601,586
Less current portion	459,653	1,512,180
Long-term portion	$598,577	$1,089,406

Minimum lease payments over the next five years are as follows:
2011		$459,653
2012		147,876
2013		450,701
Total		$1,058,230

The Company has entered into capital leases to finance its capital assets with various financial institutions. These leases bear interest at interest rates ranging from 10% to 40% per annum.

Interest expense incurred on capital leases during the year was $191,499 (2009 - $324,480).

14.	STOCKHOLDERS’ EQUITY

Common Stock

During the prior year, the Company issued 27,570,270 shares of common stock to acquire Budget Alberta, 1,250,000 shares of common stock for cash and 250,000 shares of common stock for services. The shares of common stock were valued at the estimated fair value of the services rendered.

On January 20 2009, the Company affected a 5 to 1 forward split of its issued and outstanding common stock. All references in the financial statements to the number of shares outstanding and per share amounts of the Company’s common stock have been restated retroactively to reflect the effect of the stock split for all years presented.

Warrants

There are no warrants outstanding at March 31, 2010 and 2009.

Stock Options

There are no stock options outstanding at March 31, 2010 and 2009.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

15.       INCOME TAXES

Income taxes vary from the amount that would be computed by applying the estimated combined statutory income tax rate (34%) as follows:

	2010	2009
Net income (loss) before income taxes	$(628,458)	$(727,649)
Income tax rate	34%	34%
Expected income tax expense (recovery) based on above rates	(213,667)	(247,401)
Difference in property and equipment	34,662	(50,934)
Permanent difference	82,846	(162,143)
Change in valuation allowance	96,159	460,478
Income tax expense (recovery)	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s deferred tax asset (liability) calculated at a 34% tax rate consists of the following:

	2010	2009
Unused non-capital losses	$2,249,783	$1,721,399
Property and equipment	(1,989,214)	(1,000,058)
Valuation allowance	(260,569)	(721,341)
Net deferred tax asset (liability)	$-	$-

The Company's losses carried forward for income tax purposes are $5,273,046 (2009 - $4,863,158), which may be carried forward to apply against future income tax, expiring between 2014 and 2030.  The potential benefit of these loss carryforwards has not been recognized in the financial statements, nor has it been recognized as a deferred tax asset. Instead, as it is more likely than not that this benefit will expire, therefore a valuation allowance has been taken against the entire amount. These losses expire as follows:

2014	224,129
2015	203,786
2026	792,085
2027	2,415,569
2028	1,191,847
2029	348,963
2030	96,667
Total	$5,273,046

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

16.      COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2011	67,798
2012	13,244
Total	$81,042

Litigation

By statement of claim issued January 10, 2008, Budget Alberta sought a declaration confirming an interest in certain leased lands, as well as various corollary relief including judgment in the amount of $220,000 plus costs. By statement of defense and counterclaim issued January 30, 2008, the defendant denied the existence of the claim, and counterclaimed for damages for trespass and wrongful occupation of the subject lands in an unspecified amount. The lawsuit is ongoing and the outcome is not determinable at this time.

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

17.	RELATED PARTY TRANSACTIONS

The Company has transactions with various related parties, including the Company’s officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

	2010	2009
Included in accounts receivable	$-	$212,165
Included in accounts payable	5,931	16,613
Included in obligations under capital lease	919,989	1,087,748
Transactions during the year
Equipment purchased and sold	-	224,521
Supplies	-	10,736
Lease payments	78,571	54,977
Rent	82,472	10,657
Repairs	172,710	137,189
Loan interest	-	87,207

During the year ended March 31, 2009, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

18.        SEGMENTED INFORMATION

The Company provides non-hazardous waste collection, transfer, recycling and disposal services. Additionally, the Company provides support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. The Company operates primarily, but not exclusively, in Alberta, Canada. The Company evaluates principal operations through four functional departments: Solid Waste, Liquid Waste, Water Hauling, and Septic.

The results of operations for the year ended March 31, 2010 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Loss
Solid Waste	$5,825,453	$4,695,182	$1,130,271	$575,904	$1,191,901	$(637,534)
Liquid Services	1,466,834	668,589	798,245	124,035	582,172	92,037
Water Hauling	316,043	254,542	61,501	26,725	98,615	(63,838)
Septic	149,985	130,912	19,073	12,683	25,513	(19,123)
	$7,758,315	$5,749,225	$2,009,090	$739,347	$1,898,201	$(628,458)

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

18.       SEGMENTED INFORMATION (Continued)

The results of operations for the year ended March 31, 2009 by functional department (prior to reclassification of discontinued operations) is as follows:

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

19.       DISCONTINUED OPERATIONS

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

October 2, 2009 management decided to close down all the operations at their Edson, Alberta location. The Edson location was primarily involved in the Water Hauling segment. The decision to close this location was made as a result of a substantial decrease in sales because of the lack of oil rigs operating in Alberta during the year.  The Edson location owned several of our trucks and trailers which were all sold at auctions during the year ended March 31, 2010, except for one truck which was brought back to our Calgary location.  Susbequent to the sale of these assets, no other significant assets or liabilities remained in Edson and the Company did not have any continuing operations at this location.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For The Years Ended March 31, 2010 and 2009

19.        DISCONTINUED OPERATIONS (Continued)

Summarized financial information for discontinued operations for the year ended March 31, 2010 and 2009:

	2010	2009
Sales	$162,640	$660,208
Cost of Sales	54,866	387,876
Gross Profit	107,774	272,332
Operating Expenses
Advertising and promotion	3,152	-
Depreciation	-	107,539
Interest and bank charges	901	2,676
Interest on long-term debt	795	42,697
Office	1,687	8,967
Rent	57,633	72,496
Repairs and maintenance	-	6,301
Telephone	3,785	15,995
Travel	3,955	882
Total Operating Expenses	71,908	257,553
Net Income From Discontinued Operations	$35,866	$14,779

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

In the fiscal years ended March 31, 2010 and 2009, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

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

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year Ended March 31,	Salary $	Bonus $	Stock awards $	Option awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $
Jim Can, CEO	2010	80,000	Nil	Nil	Nil	Nil	Nil	Nil	80,000
Branislav Jovanovic, COO	2010	84,500	Nil	Nil	Nil	Nil	Nil	Nil	84,500
Bruce Milroy, CFO	2010	58,250	Nil	Nil	Nil	Nil	Nil	Nil	58,250
Kendall Dilling, Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Bob Baker, Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

	2010	2009
Included in accounts receivable	$-	$212,165
Included in accounts payable	5,931	16,613
Included in obligations under capital lease	919,989	1,087,748
Transactions during the year
Equipment purchased and sold	-	224,521
Supplies	-	10,736
Lease payments	78,571	54,977
Rent	82,472	10,657
Repairs	172,710	137,189
Loan interest	-	87,207

During the year ended March 31, 2009, the Company sold property to a related party. The property was independently appraised at $541,741. The Company recognized a gain of $317,220 on this sale.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $25,000, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2010.

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

BWI HOLDINGS, INC.

Date: December 22, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 22, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer