Form 10-Q
period 2010-06-30
BWI Holdings, Inc.
filed 2010-12-23
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  June 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes o No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 23, 2010: 9,498,063 shares of common stock.

BWI HOLDINGS, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2010 and 2009
__________________

TABLE OF CONTENTS
___________________

PART I.               FINANCIAL INFORMATION

ITEM I.                CONSOLIDATED FINANCIAL STATEMENTS

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As of June 30, 2010 and March 31, 2010

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$-	$796,359
Accounts receivable, net	1,048,292	968,892
Prepaid expenses	127,028	133,004
Equipment held for sale	401,504	420,781
Total Current Assets	1,576,824	2,319,036
Long-Term Assets
Performance bonds	28,179	29,532
Property and equipment, net	3,100,768	3,475,466
Goodwill	-	3,144,127
Total Long-Term Assets	3,128,947	6,649,125
Total Assets	$4,705,771	$8,968,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Bank indebtedness	$154,247	$-
Revolving bank loan	21,358	22,384
Accounts payable	820,950	566,205
Accrued liabilities	133,101	127,366
Liabilities under compromise	2,053,635	3,351,887
Advances from related parties	47,869	50,167
Advances from shareholders	546,840	482,994
Current portion of long-term debt	37,830	39,647
Current portion of obligations under capital lease	192,707	459,653
Total Current Liabilities	4,008,537	5,100,303
Long-Term Liabilities
Obligations under capital lease	816,661	598,577
Total Long-Term Liabilities	816,661	598,577
Total Liabilities	4,825,198	5,698,880
Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (March 31, 2010 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 5,498,063 issued and outstanding (March 31, 2010 – 5,498,063)	54,981	54,981
Additional paid-in capital	11,687,595	11,687,595
Accumulated other comprehensive income	688,217	689,676
Accumulated deficit	(12,550,220)	(9,162,971)
Total Stockholders’ (Deficit) Equity	(119,427)	3,269,281
Going concern
Commitments, contingencies and subsequent events
Total Liabilities and Stockholders’ (Deficit) Equity	$4,705,771	$8,968,161

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Loss and Comprehensive Loss
(US Dollars)
For The Three Months Ended June 30
(Unaudited)

	2010	2009
Sales	$1,936,067	$2,096,889
Cost of Sales	1,420,042	1,508,947
Gross Profit	516,025	587,942
Operating Expenses
Advertising and promotion	4,592	9,670
Automotive	1,232	-
Bad debts	474	-
Depreciation	152,104	206,658
Insurance	7,099	5,856
Interest and bank charges	25,392	24,061
Interest on long-term debt	216,527	34,569
Office	96,798	31,024
Professional fees	21,932	14,530
Rent	65,941	109,724
Repairs and maintenance	-	964
Salaries and benefits	223,462	256,779
Telephone	24,332	42,380
Travel	-	10,965
Total Operating Expenses	839,885	747,180
Loss From Operations	(323,860)	(159,238)
Gain on sale of equipment	74,670	-
Impairment of goodwill	(3,138,059)	-
Reorganization costs	-	(140,003)
Net Loss	$(3,387,249)	$(299,241)
Foreign currency translation adjustment	(1,459)	273,471
Comprehensive Loss	$(3,388,708)	$(25,770)
Net Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.61)	$(0.05)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	5,498,063	5,498,063

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For The Three Months Ended June 30
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,387,249)	$(299,241)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities
Depreciation and amortization	152,104	206,658
Gain on sale of equipment	(74,670)	-
Impairment of goodwill	3,138,059	-
Changes in operating assets and liabilities
Accounts receivable	(79,400)	352,886
Prepaid expenses	5,976	(37,110)
Accounts payable, accrued liabilities and accounts payable under compromise	(1,037,772)	(28,436)
Net Cash (Used In) Provided By Operating Activities	(1,282,952)	194,757
Cash Flows From Investing Activities
Acquisition of property and equipment	(73,276)	(23,467)
Proceeds on disposal of property and equipment	370,540	-
Net Cash Provided By (Used In) Investing Activities	297,264	(23,467)
Cash Flows From Financing Activities
Proceeds from bank indebtedness	154,247	-
Repayment of (proceeds from) obligations under capital lease	(48,862)	176,478
Repayment of advances from related parties	-	(59,165)
Proceeds from (repayment of) advances from (to) shareholders	88,778	(315,489)
Net Cash Provided By (Used In) Financing Activities	194,163	(198,176)
Effect of Exchange Rate Changes in Cash	(4,834)	(10,607)
Net Decrease in Cash	(796,359)	(16,279)
Cash, Beginning of Period	796,359	124,011
Cash, End of Period	$-	$107,732

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$241,919	$34,569
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for services	$-	$-

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
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

On March 4, 2009, the Company’s subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). In February 2010, Budget Alberta’s creditors voted to accept the Plan of Compromise and Arrangement (the “Plan”) in order to emerge from creditor protection.  Budget Alberta was unable to meet its obligations under the Plan, and on August 19, 2010 Budget Alberta was placed into receivership. As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending March 31, 2011.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
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

On March 4, 2009, the Company’s subsidiary Budget Alberta entered into credit protection under the provisions of CCAA whereby the Company was granted temporary relief while undergoing restructuring. The Company’s subsidiary was unable to meet its obligations under the Plan and accordingly it entered receivership on August 19, 2010. The Company is abandoning all claim of ownership to this subsidiary. The Company’s continuation as a going concern is dependent upon identifying an appropriate acquisition candidate and obtaining new financing either by debt or by equity.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing. Management is currently seeking financing through a possible offering of common stock, which will be used to finance new acquisitions.

These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
(Unaudited)

3.	EQUIPMENT HELD FOR SALE

In order to meet cash flow requirements and planned commitments under the Plan, The Company reviewed its equipment inventory in March 2009 and assessed that there was a large surplus of unused waste bins, specifically small-roll-off bins. Management established that approximately $401,000 ($421,000 at March 31, 2010) carrying value of waste bins will be held for sale, and have therefore presented these items separately as Equipment held for sale on the June 30, 2010 and March 31, 2010 Consolidated Balance Sheets.

4.       PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net June 30, 2010 (Unaudited)	Net March 31, 2010 (Audited)

Equipment	$475,538	$231,633	$243,905	$269,071
Waste bins	1,386,636	707,173	679,463	804,114
Automotive	3,462,856	1,977,294	1,485,562	1,638,832
Port-A-Potties	414,462	212,566	201,896	222,727
Office equipment	65,345	32,850	32,495	35,847
Fencing	584,277	279,704	304,573	337,474
Computer equipment	72,076	52,529	19,547	20,317
Leasehold improvements	303,019	169,692	133,327	147,084
	$6,764,209	$3,663,441	$3,100,768	$3,475,466

5.       GOODWILL

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
Goodwill
Balance, beginning	$3,144,127	$2,532,262
Foreign currency translation	(6,068)	611,865
Impairment	(3,138,059)	-
Balance, ending	$-	$3,144,127

The Company’s subsidiary was unable to meet its obligations under the Plan and accordingly it entered receivership on August 19, 2010. This subsequent event gave evidence to a condition which existed during the current reporting period, and accordingly the Company’s goodwill was determined not to be recoverable. As such, an impairment loss was recognized for the full value of the Company’s goodwill.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
(Unaudited)

6.       LONG-TERM DEBT

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
Loan payable to BDC is secured by a general charge over the assets of the Company. It bears interest at 8.25% per annum, and is repayable in monthly principal payments of $2,685 CAD plus interest, maturing on July 23rd, 2010	39,647	39,647
Less: current portion	(39,647)	(39,647)
Long-term portion	$-	$-

7.	OBLIGATIONS UNDER CAPITAL LEASE

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
Obligations under capital lease	$1,009,368	$1,058,230
Less current portion	192,707	459,653
Long-term portion	$816,661	$598,577

Minimum lease payments over the next five years are as follows:
2011 (Nine months)		$192,707
2012		283,535
2013		533,126
Total		$1,009,368

8.        COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS

Commitments

The Company has entered into various operating leases for equipment and premises. Minimum payments over the next five years are as follows:

2011(Nine months)	$42,754
2012	12,637
Total	$55,391

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
(Unaudited)

8.       COMMITMENTS, CONTINGINCIES AND SUBSEQUENT EVENTS (Continued)

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

Subsequent events

On August 16, 2010, the Company effected a 1:10 reverse stock split of the issued and outstanding shares of common stock. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1:10 reverse stock split.

On August 19, 2010, the Company's wholly owned subsidiary, Budget Alberta, located in Calgary, Alberta, Canada, was placed into receivership. At that time, de facto control over Budget Alberta was transferred to the Trustee. The Company continues to own 100% of the shares of Budget Alberta but is no longer able to exercise any significant influence or control over its operations. Accordingly, the Company deconsolidated its subsidiary as of that date. The investment in Budget Alberta is being accounted for using the cost method. Furthermore, these events provide evidence of a loss of value that is other than temporary and as such an impairment loss has been recognized for $6,616,865, which represents the full value of the investment.

In addition to the investment in Budget Alberta, as of August 19, 2010, the Company had an outstanding loan receivable from Budget Alberta of $1,060,916. This loan is unsecured, non-interest bearing, and due on demand. By entering receivership, management has determined that there is evidence of an impairment other than temporary and as such an impairment loss has been recognized for the full value of the loan.

As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
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

Included in accounts payable at June 30, 2010 and March 31, 2010	$8,599	$5,931
Included in obligations under capital lease at June 30, 2010 and March 31, 2010	877,510	919,989
Transactions during the three months ended June 30, 2010 and June 30, 2009:
Rent	20,618	34,869
Repairs and supplies	43,178	70,285
Lease payments	19,643	16,233

10.        SEGMENTED INFORMATION

The Company provides non-hazardous waste collection, transfer, recycling and disposal services. Additionally, the Company provides support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. The Company operates primarily, but not exclusively, in Alberta, Canada. The Company evaluates principal operations through four functional departments: Solid Waste, Liquid Waste, Water Hauling and Septic.

The results of operations for the three months ended June 30, 2010 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Expenses	Net Loss
Solid Waste	$1,429,532	$1,120,075	$309,457	$118,303	$3,551,573	$(3,360,419)
Liquid Services	372,611	183,530	189,081	24,864	124,691	39,526
Water Hauling	95,730	78,722	17,008	6,388	62,860	(52,240)
Septic	38,194	37,715	479	2,549	12,046	(14,116)
	$1,936,067	$1,420,042	$516,025	$152,104	$3,,751,170	$(3,387,249)

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three Months Ended June 30, 2010
(Unaudited)

10.        SEGMENTED INFORMATION (Continued)

The results of operations for the three months ended June 30, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Expenses	Net Loss
Solid Waste	$1,510,356	$184,789	$1,325,567	$168,579	$1,438,164	$(281,175)
Liquid Services	428,947	724,094	(295,147)	27,848	(279,943)	(43,051)
Water Hauling	119,985	433,744	(313,759)	7,790	(341,360)	19,812
Septic	37,601	166,320	(128,719)	2,441	(136,335)	5,175
	$2,096,889	$1,508,947	$587,942	$206,658	$680,526	$(299,241)

ITEM 2.      MANAGEMENT’S DISCUSSION OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Operating Results for the Three Months Ended June 30, 2010

For the three months ended June 30, 2010, the Company reported revenues of $1,936M (“M” representing thousands), compared to $2,097M for the three months ended June 30, 2009. The decrease was caused by the economic recession as it resulted in less construction of residential and commercial properties, which is a core segment of our business.

The gross margin for the three months ended June 30, 2010 of $516M represented 27% of revenue as compared to $588M for the three months ended December 31, 2008 or 28%. This decline of 1% was the result of certain fixed costs that could not be cut as sales declined.

Selling, general and administrative expenses remained constant at $840M for the three months end June 30, 2010 compared to $747M for the three months ended June 30, 2009. During the quarter, decreases to salaries and depreciation were offset by increased interest expenses, resulting in the overall change. Additionally, general administrative and operating expenses decreased due to the Company’s commitment to stronger systems of internal controls and effort to stabilize costs.

The Company experienced net loss from operations of $324M for the three months ended June 30, 2010 compared to a loss of $159M for the three months ended June 30, 2009. This decline arose from a deteriorating gross margin and reduced sales.

The Company recognized an impairment loss on its goodwill of $3,138M during the period as a result of its subsidiary Budget Waste Inc, entering receivership on August 19, 2010. The Company’s goodwill related to the small roll-off operations of its subsidiary.

Liquidity and Capital Resources

Cash used in operating activities was $1,283M for the three months ended June 30, 2010, compared to cash provided by operating activities of $194M for the three months ended June 30, 2010.  The decrease was a result of cash paid to our trustee appointed monitor handling our CCAA.  This cash was distributed to creditors in accordance with our Plan of Arrangement, as discussed below.

Cash provided by investing activities was $297M for the three months ended June 30, 2010.  This was mainly provided by our sale of waste excess waste bins at auctions during the quarter. Our capital expenditures are minimal as we are attempting to sell excess assets as opposed to acquiring new ones.

Cash provided by financing activities was $194M for the three months ended June 30, 2010.  We received proceeds from our line of credit and related party advances to help finance our operations.

On March 4, 2009, the Company’s subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). In February 2010, Budget Alberta’s creditors voted to accept the Plan of Compromise and Arrangement (the “Plan”) in order to emerge from creditor protection.  Budget Alberta was unable to meet its obligations under the Plan, and on August 19, 2010 Budget Alberta was placed into receivership. As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

The Company's ability to continue as a going concern is dependent upon achieving profitable operations and upon the continued financial support of its lenders and investors. The outcome of these matters cannot be predicted at this time.

On March 4, 2009, the Company’s subsidiary Budget Alberta entered into credit protection under the provisions of CCAA whereby the Company was granted temporary relief while undergoing restructuring. The Company’s subsidiary was unable to meet its obligations under the Plan and accordingly it entered receivership on August 19, 2010. The Company is abandoning all claim of ownership to this subsidiary. The Company’s continuation as a going concern is dependent upon identifying an appropriate acquisition candidate and obtaining new financing either by debt or by equity.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing. Management is currently seeking financing through a possible offering of common stock, which will be used to finance new acquisitions.

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

Off-Balance Sheet Arrangements

The Company has approximately 30 operating leases for vehicles and waste bins used in the operations of the Company.

Approximate Minimum lease payments over the next five years are as follows:
2011 (Nine months)	$42,754
2012	12,637
Total	$55,391

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended June 30, 2010.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

PART II      OTHER INFORMATION

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of equity during the three months ended June 30, 2010.

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

BWI HOLDINGS, INC.

Date: December 23, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 23, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer