Form 10-Q
period 2010-09-30
BWI Holdings, Inc.
filed 2010-12-29
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 28, 2010: 9,498,063 shares of common stock.

BWI HOLDINGS, INC. AND SUBSIDIARY

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
__________________

TABLE OF CONTENTS
___________________

PART I.               FINANCIAL INFORMATION

ITEM I.                CONSOLIDATED FINANCIAL STATEMENTS

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(US Dollars)
As Of September 30, 2010 and March 31, 2010

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
Current Assets
Cash	$-	$796,359
Accounts receivable, net of allowance of $Nil (March 31, 2010 – $62,634)	-	968,892
Prepaid expenses	-	133,004
Equipment held for sale	-	420,781
Total Current Assets	-	2,319,036
Long-Term Assets
Performance bonds	-	29,532
Property and equipment, net	-	3,475,466
Goodwill	-	3,144,127
Total Long-Term Assets	-	6,649,125
Total Assets	$-	$8,968,161

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Revolving bank loan	$-	$22,384
Accounts payable	133,410	566,205
Accrued liabilities	-	127,366
Liabilities under compromise	-	3,351,887
Advances from related parties	-	50,167
Advances from shareholders	864,445	482,994
Current portion of long-term debt	-	39,647
Current portion of obligations under capital lease	-	459,653
Total Current Liabilities	997,855	5,100,303
Long-Term Liabilities
Obligations under capital lease	-	598,577
Total Long-Term Liabilities	-	598,577
Total Liabilities	997,855	5,698,880
Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, non-voting, 20,000,000 authorized, none issued and outstanding (March 31, 2010 – Nil)	-	-
Common stock, $0.001 par value, voting, 100,000,000 authorized, 9,498,063 issued and outstanding (March 31, 2010 – 5,498,063)	9,498	5,498
Additional paid-in capital	11,773,078	11,737,078
Accumulated other comprehensive income	-	689,676
Accumulated deficit	(12,780,431)	(9,162,971)
Total Stockholders’ (Deficit) Equity	(997,855)	3,269,281
Total Liabilities and Stockholders’ (Deficit) Equity	$-	$8,968,161

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(US Dollars)
For The Three Months Ended September 30
(Unaudited)

	2010	2009
Sales	$750,113	$2,130,631
Cost of Sales	578,994	1,578,308
Gross Profit	171,119	552,323
Operating Expenses
Advertising and promotion	-	27,084
Automotive	1,522	1,147
Bad debts recovery	-	(1,817)
Depreciation	79,698	210,395
Insurance	4,474	1,616
Interest and bank charges	-	12,513
Interest on long-term debt	15,088	40,552
Office	80,846	43,650
Professional fees	24,893	9,296
Rent	12,125	111,435
Repairs and maintenance	-	2,162
Salaries and benefits	136,890	244,390
Telephone	8,332	29,634
Travel	-	6,745
Total Operating Expenses	363,868	738,802
Loss From Operations	(192,749)	(186,479)
Gain on sale of equipment	-	25,725
Loss on net assets included in bankruptcy of Budget Waste Inc.	(37,461)	-
Reorganization costs	-	(117,050)
Net Loss	$(230,210)	$(277,804)
Foreign currency translation adjustment	(688,217)	261,905
Comprehensive Loss	$(918,427)	$(15,899)
Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.03)	$(0.05)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	7,520,041	5,498,063

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(US Dollars)
For The Six Months Ended September 30
(Unaudited)

	2010	2009
Sales	$2,686,180	$4,227,520
Cost of Sales	1,999,036	3,087,255
Gross Profit	687,144	1,140,265
Operating Expenses
Advertising and promotion	4,593	36,754
Automotive	2,754	1,147
Bad debts (recovery)	474	(1,817)
Depreciation	231,802	417,053
Insurance	11,573	7,472
Interest and bank charges	25,392	36,574
Interest on long-term debt	231,615	75,121
Office	177,644	74,674
Professional fees	46,825	23,826
Rent	78,066	221,159
Repairs and maintenance	-	3,126
Salaries and benefits	360,352	501,169
Telephone	32,664	72,014
Travel	-	17,710
Total Operating Expenses	1,203,754	1,485,982
Loss From Operations	(516,610)	(345,717)
Gain on sale of equipment	74,670	25,725
Impairment of goodwill	(3,138,059)	-
Loss on net assets included in bankruptcy of Budget Waste Inc.	(37,461)	-
Reorganization costs	-	(257,053)
Net Loss	$(3,617,460)	$(577,045)
Foreign currency translation adjustment	(689,676)	535,376
Comprehensive Loss	$(4,307,136)	$(41,669)
Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.56)	$(0.11)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	6,509,052	5,498,063

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(US Dollars)
For The Six Months Ended September 30
(Unaudited)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(3,617,460)	$(577,045)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation and amortization	231,802	417,053
Gain on sale of equipment	(74,760)	-
Impairment of goodwill	3,138,059	-
Loss on net assets included in bankruptcy of Budget Waste Inc.	37,461	-
Changes in operating assets and liabilities
Accounts receivable	(29,380)	248,088
Prepaid expenses	2,746	(20,823)
Accounts payable, accrued liabilities and accounts payable under compromise	(1,036,514)	412,912
Net Cash (Used In) Provided By Operating Activities	(1,348,046)	480,185
Cash Flows From Investing Activities
Acquisition of property and equipment	(73,276)	(23,316)
Proceeds on disposal of property and equipment	370,540	-
Net Cash Provided By (Used In) Investing Activities	297,264	(23,316)
Cash Flows From Financing Activities
Proceeds from bank indebtedness	209,775	-
Repayment of obligations under capital lease	(33,603)	(78,711)
Repayment of advances from related parties	-	(101,257)
Proceeds from (repayment of) advances from (to) shareholders	128,778	(292,663)
Net Cash Provided By (Used In) Financing Activities	304,950	(472,631)
Effect of Exchange Rate Changes in Cash	(50,527)	(15,762)
Net (Decrease) Increase in Cash	(796,359)	5,002
Cash, Beginning of Period	796,359	124,011
Cash, End of Period	$-	$129,013

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$257,007	$111,695
Income Taxes	$-	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock for settlement of shareholder advance	$40,000	$-

The accompanying notes are an integral part of these financial statements.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the State of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the corporation’s name to BWI Holdings, Inc.

Company Description

On March 4, 2009, the Company’s subsidiary, Budget Waste Inc. (“Budget Alberta”), filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). In February 2010, Budget Alberta’s creditors voted to accept the Plan of Compromise and Arrangement (the “Plan”) in order to emerge from creditor protection.  Budget Alberta was unable to meet its obligations under the Plan, and on August 19, 2010 Budget Alberta was placed into receivership. As of August 19, 2010, the Company has abandoned all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

On August 19, 2010 Budget Alberta was placed into receivership at which time the Company lost de facto control of its subsidiary. Accordingly, as of this date, the Company deconsolidated Budget Alberta and began using the cost method of accounting for the investment as of this date. The impact of the deconsolidation is transacted on the Statement of Operations as a loss on the net assets included in bankruptcy of Budget Waste Inc. of $37,461.

During the period of consolidation up to August 19, 2010, Budget Alberta provided non-hazardous waste collection, transfer, recycling and disposal services. Additionally, Budget Alberta provided support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. It operated primarily, but not exclusively, in Alberta, Canada. The operations of Budget Alberta were evaluated through four functional departments: Solid Waste, Liquid Waste, Water Hauling, and Septic.

Principles of Consolidation

These consolidated financial statements include the accounts of BWI Holdings, Inc. (the "Company" or “BWI”) and its wholly owned subsidiary Budget Waste Inc. (“Budget Alberta”, a company incorporated in and operating primarily in Alberta, Canada) for the period from April 1, 2010 to the date of bankruptcy on August 19, 2010. All significant intercompany balances and transactions have been eliminated upon consolidation.

As of September 30, 2010, the balance sheet presents only the non-consolidated accounts of BWI Holdings, Inc.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2010.  Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future quarters or the year ending March 31, 2011.

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

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

3.        LOSS ON INVESTMENT IN BUDGET WASTE INC.

On August 19, 2010, the Company's wholly owned subsidiary, Budget Alberta, located in Calgary, Alberta, Canada, was placed into receivership. At that time, de facto control over Budget Alberta was transferred to the Trustee. The Company continues to own 100% of the shares of Budget Alberta but is no longer able to exercise any significant influence or control over its operations. Accordingly, the Company deconsolidated its subsidiary as of that date. The investment in Budget Alberta is being accounted for using the cost method. The impact of the deconsolidation is transacted on the Statement of Operations as a loss on the net assets included in bankruptcy of Budget Waste Inc. of $37,461.

As of August 19, 2010, the Company has abandoned all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

4.       GOODWILL

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
Goodwill
Balance, beginning	$3,144,127	$2,532,262
Foreign currency translation	(6,068)	611,865
Impairment	(3,138,059)	-
Balance, ending	$-	$3,144,127

The Company’s subsidiary, Budget Alberta, was placed into receivership on August 19, 2010. Accordingly the Company’s goodwill was determined not to be recoverable. As such, an impairment loss was recognized for the full value of goodwill related to Budget Alberta.

5.       CAPITAL STOCK

On August 16, 2010, the Company effected a 1:10 reverse stock split of the issued and outstanding shares of common stock. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1:10 reverse stock split.

In August of 2010, the Company issued 4,000,000 shares in settlement of advances to a shareholder of the Company in the amount of $40,000.

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

6.       RELATED PARTY TRANSACTIONS

The Company has transactions with various related parties, including the Company’s officers, directors and significant shareholders and companies controlled by shareholders, directors or family members, and a company controlled by the spouse of a shareholder. These transactions are in the normal course of operations and are transacted at the exchange amount agreed to by the related parties.

Included in accounts receivable at September 30, 2010 and March 31, 2010	$-	$-
Included in accounts payable at September 30, 2010 and March 31, 2010	-	109,004
Included in obligations under capital lease at September 30, 2010 and March 31, 2010	-	1,087,748
Transactions during period of consolidation ended August 19, 2010 and three months ended September 30, 2009:
Rent	31,859	11,669
Repairs and supplies	66,718	89,578
Loan interest	30,352	91,281

BWI HOLDINGS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
(US Dollars)
For The Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

7.        SEGMENTED INFORMATION

Budget Alberta evaluated principal operations through four functional departments: Solid Waste, Liquid Waste, Water Hauling, and Septic.

The results of operations for the period April 1, 2010 to August 19, 2010 (date of deconsolidation of Budget Alberta) by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Loss
Solid Waste	$1,983,392	$1,576,764	$406,628	$180,292	$3,753,275	$(3,564,401)
Liquid Services	516,976	258,360	258,616	37,891	176,210	44,514
Water Hauling	132,820	110,819	(22,001)	9,735	88,832	(76,566)
Septic	52,992	53,093	(101)	3,884	17,023	(21,007)
	$2,686,180	$1,999,036	$687,144	$231,802	$4,035,340	$(3,617,460)

The results of operations for the six months ended September 30, 2009 by functional department is as follows:

	Revenue	Cost of Sales	Gross Profit	Depreciation	Administration	Net Income (Loss)
Solid Waste	$3,049,011	$2,315,689	$733,322	$245,073	$862,885	$(498,058)
Liquid Services	874,445	449,463	424,982	148,465	210,913	(439,059)
Water Hauling	223,706	232,187	(8,481)	17,301	(315,011)	289,229
Septic	80,538	89,916	(9,558)	6,215	(86,016)	70,843
	$4,227,520	$3,087,255	$1,140,265	$417,053	$1,300,257	$(577,045)

ITEM 2.              MANAGEMENT’S DISCUSSION OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item I, and the Company’s 10-K Annual Report, and other publicly available financial information. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Results of Operations for the Three Months Ended September 30, 2010

On March 4, 2009, the Company’s subsidiary, Budget Waste Inc. (“Budget Alberta”), filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court). In February 2010, Budget Alberta’s creditors voted to accept the Plan of Compromise and Arrangement (the “Plan”) in order to emerge from creditor protection.  Budget Alberta was unable to meet its obligations under the Plan, and on August 19, 2010 Budget Alberta was placed into receivership. As of August 19, 2010, the Company is abandoning all claim of ownership to this subsidiary and will continue with other opportunities and possible acquisition candidates.

On August 19, 2010 Budget Alberta was placed into receivership at which time the Company lost de facto control of its subsidiary. Accordingly, as of this date, the Company deconsolidated Budget Alberta and began using the cost method of accounting for the investment as of this date. The impact of the deconsolidation is transacted on the Statement of Operations as a loss on the net assets included in bankruptcy of Budget Waste Inc. of $37,461.

For the three months ended September 30, 2010, the Company reported revenues of $750M (“M” representing thousands), compared to $2,130M for the three months ended September 30, 2009. The decrease was caused by the economic recession as it resulted in less construction of residential and commercial properties, which is a core segment of our business. Additionally, because we focused a substantial amount of time ensuring the Company met payments under our Plan of Arrangement, our focus on the business and our cash flows suffered, eventually putting our sole subsidiary into bankruptcy on August 19, 2010.

The gross margin for the three months ended September 30, 2010 of $171M represented 23% of revenue as compared to $552M for the three months ended September 30, 2009 or 26%. This decline of 3% was the result of certain fixed costs that could not be cut as sales declined.

Selling, general and administrative expenses decreased to $363M for the three months ended September 30, 2010 compared to $739M for the three months ended September 30, 2009. This was mainly due to an effort to reduce all costs as we focused a substantial amount of time ensuring the Company met payments under our Plan of Arrangement.

The Company experienced net loss from operations of $193M for the three months ended September 30, 2010 compared to a loss of $186M for the three months ended September 30, 2009. This decline arose from continued deteriorating gross margins and reduced sales.

The Company recognized a loss on the net assets included in bankruptcy of Budget Waste Inc., during the period as a result of its subsidiary entering receivership on August 19, 2010.

Liquidity and Capital Resources

For the six months ended September 30, 2010 there was a cash deficiency from operations of $1,348M primarily due to the Company paying down accounts payable and other liabilities under compromise, as part of the Plan of Arrangement, as discussed below.

Cash provided by investing activities was $297M for the three months ended September 30, 2010.  This was mainly provided by our sale of waste excess waste bins at auctions during the quarter. Our capital expenditures are minimal as we are attempting to sell excess assets as opposed to acquiring new ones.

Cash provided by financing activities was $305M for the three months ended September 30, 2010.  We received proceeds from our line of credit and related party advances to help finance our operations.

The assets and liabilities on the balance sheet as of September 30, 2010 as shown are those of the unconsolidated BWI. As a result of Budget Alberta entering receivership, the Company is no longer responsible for the liabilities of its subsidiary and no longer has claim to its assets.

The Company's future liquidity requirements will be dependent upon the potential takeover targets identified and are likely to come from new financing either by debt or by equity through private placement transactions.

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

Off-Balance Sheet Arrangements

Budget Alberta previously was committed to making payments on approximately 30 operating leases. As a result of Budget Alberta entering receivership, the Company is no longer responsible for these commitments.

The Company has no further off-balance sheet arrangements.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended September 30, 2010.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August of 2010, the Company issued 4,000,000 shares in settlement of advances to a shareholder of the Company in the amount of $40,000.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       (Removed and Reserved).

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a)    Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BWI HOLDINGS, INC.

Date: December 28, 2010	By:	/s/ Jim Can
Jim Can
President, Chief Executive Officer and Director

Date: December 28, 2010	By:	/s/ Bruce Milroy
Bruce Milroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer