Form 10-Q
period 2010-12-31
Aquasil International Inc.
filed 2011-02-22
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  December 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54252

AQUASIL INTERNATIONAL INC.
 (Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

380 Lexington Ave., 17th Floor New York, New York, 10168
(Address of principal executive offices)

(888) 510-3394
(Registrant’s telephone number, including area code)

BWI Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 18, 2011: 149,498,063 shares of common stock.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(Formerly BWI Holdings, Inc. and Subsidiary)

FORM 10-Q

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 21, 2010) TO 31 DECEMBER 31, 2010)
__________________

TABLE OF CONTENTS
___________________

PART I.                 FINANCIAL INFORMATION

ITEM I.                 CONSOLIDATED FINANCIAL STATEMENTS

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
As Of December 31, 2010
(Unaudited)

ASSETS
Current Assets
Cash	$865
Total Assets	$865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$101,160
Advances from stockholders	922,527
Total Current Liabilities	1,023,687

Stockholders’ Deficit
Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 79,498,063 issued and outstanding	7,950
Accumulated deficit during the development stage	(1,030,772)
Total Stockholders’ Deficit	(1,022,822)
Total Liabilities and Stockholders’ Deficit	$865

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

Revenue	$-
Expenses
Professional fees	9,670
General and administrative	135
Total Expenses	9,805
Net Loss	$(9,805)

Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.00)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	17,047,083

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

Cash Flows From Operating Activities
Net loss	$(9,805)
Net Cash Used In Operating Activities	(9,805)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	1,000
Proceeds from advances from stockholders	9,670
Net Cash Provided By Financing Activities	10,670

Net Increase in Cash	865
Cash, Beginning of Period	-
Cash, End of Period	$865

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the State of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the corporation’s name to BWI Holdings, Inc. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the corporation’s name to Aquasil International Inc. (the “Company”).

On December 30, 2010, the Company entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York corporation (“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of the Company’s common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became a wholly-owned subsidiary of the Company.  Subsequent to the merger, the Company had 79,498,063 issued and outstanding shares of common stock and the sole stockholder of AquaSil owned 88% of the common stock of the Company.

The above transaction has been accounted for as a reverse merger (recapitalization) with the Company being deemed the legal acquirer and AquaSil being deemed the accounting acquirer. Accordingly, the historical financial information presented is that of AquaSil as adjusted to give effect to any difference between the legal acquirer and the accounting acquirer’s capital stock with an offset to additional paid-in capital.

The Company’s wholly owned subsidiary, AquaSil was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Aquasil International Inc. and its wholly owned subsidiary AquaSil for the period from inception of AquaSil (September 21, 2010) to December 31, 2010. All significant intercompany balances and transactions have been eliminated upon consolidation.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Basis of Presentation (continued)

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10Q and Article 8 of SEC Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the period from inception (September 21, 2010) to December 31, 2010 are not necessarily indicative of the results that may be expected for future quarters.

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not begun operations, has incurred a loss for the period and is dependent on debt financing for its operating cash flow. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing. Management is currently seeking financing through a possible offering of common stock, which will be used to finance operations. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.  Items are considered to be cash equivalents if the original maturity is three months or less.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740 “Income Taxes”, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

4.       TRADEMARK LICENSE AGREEMENT

On October 25, 2010, the Company’s subsidiary, AquaSil, entered into a trademark and license agreement (the “Agreement”) with Khasid ICT, a corporation organized under the laws of the country of Tajikistan and controlled and managed by a controlling stockholder of the Company. Under the agreement, AquaSil has been granted an exclusive, sub-licensable, assignable, royalty-bearing license to use the Formula “ROSS TJ 72 N00422” (the “Formula”) for the purpose of selling the licensed products, as defined, throughout the world. Royalties are due quarterly, calculated at the rate of 5% of gross revenues. The term of the license is through December 31, 2020, unless terminated earlier. The licensor may terminate the Agreement without cause with 180 days prior notice or immediately with written notice.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010
(Unaudited)

5.       ADVANCES FROM STOCKHOLDERS

These advances represent amounts loaned to the business by principal stockholders and are unsecured, non-interest bearing and due on demand.

6.       CAPITAL STOCK

On December 30, 2010, the Company entered into a Stock Exchange Agreement with AquaSil and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of the Company’s common stock to the sole stockholder of AquaSil.

7.	SUBSEQUENT EVENTS

On January 21, 2011, the Company amended its articles of incorporation to increase its authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

On February 1, 2011, the Company issued 70,000,000 shares of common stock in settlement of $700,000 of advances from stockholders.

On February 11, 2011, the Company’s board of directors unanimously approved a change of the fiscal year end from March 31 to December 31, effective as of February 16, 2011.  The change was made to align its fiscal periods with the Company’s operating subsidiary, AquaSil.

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

Plan of Operations

On October 25, 2010, the Company’s subsidiary, AquaSil, Inc. (“AquaSil”), entered into a trademark and license agreement (the “Agreement”) with Khasid ICT, a corporation organized under the laws of the country of Tajikistan and controlled and managed by a controlling stockholder of the Company. Under the agreement, AquaSil has been granted an exclusive, sub-licensable, assignable, royalty-bearing license to use the Formula “ROSS TJ 72 N00422” (the “Formula”) for the purpose of selling the licensed products, as defined, throughout the world. Royalties are due quarterly, calculated at the rate of 5% of gross revenues. The term of the license is through December 31, 2020, unless terminated earlier. The licensor may terminate the Agreement without cause with 180 days prior notice or immediately with written notice.

The Company will engage in the marketing and distribution of “Mineral Silver Water”. Water is life – this is an ancient eastern wisdom. This saying is also true for our days. The technological influence of the humankind on the environment has potentially reached threatening levels.  The use of pesticides in the agriculture, the influence of chemical production, auto transport, worn-out utility lines – this list of the factors which decrease the quality of the water is far from complete. Based on United Nations data, management believes that inhabitants of our planet experience the deficit of water and about 70% of inhabitants consume drinking water of poor quality. With each year the problem of water consumption becomes increasingly urgent, especially in the arid regions of Asia, Africa and etc. The situation here can be described as very pressing, both in the sense of scarcity and quality of water.

Within developed nations, management believes that about 92% of population use for consumption purchased purified water with a stable content of calcium, magnesium, iodine, fluorine and other most important microelements. The concentration of microelement is the most important factor which highly varies in various types of water sold in the stores, starting with almost completely distilled one, obtained by the technology of reverse osmosis, and ending with a very hard one, which is obtained practically without any additional treatment and processing from various underground springs. In the process of estimating the degree of the risk from the nature of undesirable admixtures in the water, the most important role is played by microbiological pollution. Thus, the studies of Dr. Robert Tardiff from the USA showed that the danger of contracting a disease from the microbiologically contaminated water is thousand times higher (up to hundred thousand times) than from the pollution of water by the chemical compounds of various nature.

The government of Republic of Tadzhikistan has been trying to solve the problems of this nature for many years. Tadzhikistan is located in the southeast Central Asia. Tadzhikistan is rich in various mineral waters. Many types of mineral waters are found distinguished by the specific components - carbonate, hydrogen sulfide, iodine-brome, siliceous, radon and also by the level of mineralization - from fresh water to the highly strong brines; by the content of gases - carbonate, hydrogen sulfide, nitric, methane; by the temperature - from cold to very hot. In the Republic of

Tadzhikistan, there are registered more than 200 springs. In the regions of paleozoic deposits and magmatic rock there are noted 86 natural yields of carbonate and nitric waters, about 70 of them are located on the Pamirs. The high-yielding springs – Obigarm, Hodja -Obigarm - are located within the limits of Gissar ridge. The gorge Vardob is also located there. The Varzobok gorge contains seven mountain rivers: Varzob (High water}, Simigandzh, Sieme, Vakhsh, Siyi, Amoo, Sokkhab. Pristine beauty of the surrounding nature, region of high mountains, complete absence and remoteness of the industrial centers serves as the reliable protection of the water from the polluting environmental effects.

In this remote location, Khasid has acquired a section of land and constructed a water intake facility with environmentally protected conservation zone on the basis of the natural, self-effusing spring, with the debit of water 50 m3 in a 24 hour period, which ensures intake and dispatch of the superb, ecologically clean mineral water " Mineral Silver Water" with the natural silver content. At the same time, at the distance of 30 km from the mineral spring in the city of Dushanbe, Khasid has built a plant, equipped with the continuous production cycle facilities for the production of PET bottles, bottling and packing of the finished product. Distribution of the finished product is carried out through the network of retail outlets and the foreign Embassies of the city and the republic.

"Mineral Silver Water" - natural water - contains vitally important set of mineral substances and microelements, which is needed daily for the normal functioning of the human body. Chemical composition of the water “Mineral Silver Water” is determined on July 6, 2007 by Experimental Laboratory of the Standardization, Metrology, Certification Academy of Russia.

Operating Results for the Period From Inception (September 21, 2010) to December 31, 2010

On December 30, 2010, the Company entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York corporation (“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of the Company’s common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became a wholly-owned subsidiary of the Company.

The above transaction has been accounted for as a reverse merger (recapitalization) with the Company being deemed the legal acquirer and AquaSil being deemed the accounting acquirer. Accordingly, the historical financial information presented is that of AquaSil as adjusted to give effect to any difference between the legal acquirer and the accounting acquirer’s capital stock with an offset to additional paid-in capital.

The Company’s subsidiary, AquaSil, has not yet begun operations.  AquaSil was incorporated in the state of New York on September 21, 2010 and to date has incurred only professional fees related to audit of the financial statements.

Liquidity and Capital Resources

At December 31, 2010 the Company had $835 in cash and a working capital deficit of $1,021,418.  Since inception, the Company has financed its working capital needs through advances from stockholders. The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

The Company has not begun operations, has incurred a loss for the period and is dependent on debt financing for its operating cash flow. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing. Management is currently seeking financing through a possible offering of common stock, which will be used to finance operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. For a list of our most significant accounting policies, please see our consolidated financial statements for the period from inception (September 21, 2010) to December 31, 2010 included in this form 10-Q report..

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements that will have a current or future effect on our financial condition and changes in financial condition.

Inflation

Inflation has not had a significant impact on the Company’s operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Effective on July 12, 2010, the Company issued an aggregate of 40,000,000 (4,000,000 post 10 for 1 reverse stock split) shares of its restricted common stock to Harry James, a non-United States resident (the “Investor”). In accordance with the terms and provisions of an assignment of debt, the Investor acquired an aggregate of 40,000,000 shares of the Company’s common stock on approximately July 12, 2010 from the Company pursuant to a private transaction. During certain fiscal years, the former President/Chief Executive Officer of the Company loaned the Company sums of money in the aggregate amount of $790,714.00 for funding and working capital purposes (the “Debt”). The Debt is evidenced on the Company’s consolidated financial statements for quarterly period ended September 30, 2010 and filed with the quarterly report on Form 10-Q with the Securities and Exchange Commission. In accordance with that certain assignment between the former President/Chief Executive Officer and the Investor dated July 12, 2010 (the “Assignment”), the former President/Chief Executive Officer assigned a portion of his right, title and interest in and to the Debt in the amount of $40,000.00 to the Investor. Subsequently, the Company agreed with the Investor to convert the $40,000.00 into shares of restricted common stock of the Company at the rate of $0.001 per share. Therefore, effective July 12, 2010, the Company issued 40,000,000 shares of its restricted common stock to the Investor (which 40,000,000 shares was reduced to 4,000,000 shares in accordance with that certain reverse stock split of one for every ten shares issued and outstanding effected August 16, 2010).

(b) On December 30, 2010, the Company entered into a Stock Exchange Agreement with AquaSil and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of the Company’s common stock to the sole stockholder of AquaSil. The shares were issued to a non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Aquasil Stockholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Corporation’s management concerning any and all matters related to acquisition of the securities.

(c) Effective on February 1, 2011, the Board of Directors of the Company authorized the settlement of debt in the amount of $700,000.00 due and owing to Jim Can, its prior President/Chief Executive Officer (the “Debt”). The Debt consisted of funds advanced and loaned by Jim Can to the Company during fiscal years 2007 through 2009 for financing and working capital purposes as evidenced on the consolidated financial statements for the period ended December 31, 2009 filed with the quarterly report on Form 10-Q with the Securities and Exchange Commission. On approximately July 15, 2010, the Board of Directors of the Company had agreed that such Debt would be convertible at any time by Jim Can at $0.01 per share (the “Terms of Conversion”). Therefore, the Board of Directors acknowledged the Debt and Terms of Conversion and ratified and approved the issuance of 70,000,000 shares of common stock to Jim Can in satisfaction of the Debt.   The shares were issued to Jim Can on February 1, 2011.

Beneficial Ownership Chart

The following table sets forth certain information, as of the date of this Quarterly Report, with respect to the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of the Corporation’s executive officers and directors; and (iii) the Corporation’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Quarterly Report, there are 149,498,063 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Ilia Khasidov 380 Lexington Ave., 17th Floor New York, NY 10068	70,000,000	46.8%
Robert Baker 3915 61st Avenue SE Calgary, Alberta Canada T2C 1V5	-0-	0%
Bruce Milroy 3915 61st Avenue SE Calgary, Alberta Canada T2C 1V5	-0-	0%
All executive officers and directors as a group (3 persons)	70,000,000	46.8%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Current Report. As of the date of this Quarterly Report, there are 149,498,063 shares issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved).

None.

ITEM 5.  OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On February 15, 2011, Kendall Dilling tendered his resignation as Secretary-Treasurer and a member of the Board of Directors of the Company. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Ilia Khasidov and Robert Baker. There were no disagreements or disputes between the Company and Kendall Dilling with regards to his resignation.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR

In accordance with the terms and provisions of the Stock Exchange Agreement, the Board of Directors of the Company pursuant to written consent resolutions from the Board of Directors and the majority Shareholders dated January 3, 2011 approved a change n the name of the Company from “BWI Holdings Inc.” to “Aquasil International Inc.” to better reflect the additional business operations of the Company involving the marketing and distribution of “Mineral Spring Water” (the “Name Change”), to be effective as of February 8, 2011. The articles of amendment to the articles of incorporation were filed with the Nevada Secretary of State of January 27, 2011 effecting the Name Change with an effective date of February 8, 2011.

FINRA received the necessary documentation and announced the Name Change of the Company to “Aquasil International Inc.” to take effect at the open of business on February 18, 2011. The trading symbol of the Company for its shares on the OTC Bulletin Board has been changed to AQUS.OB. The new cusip number for the Company is 03841W106.

ITEM 6.  EXHIBITS

(a)    Exhibits
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on August 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on August 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Proforma consolidated balance sheet combining the unaudited balance sheet of the Company as at December 31, 2010 with the audited balance sheet of AquaSil, Inc. as at December 31, 2010	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AQUASIL INTERNATIONAL INC.

Date: February 22, 2011	By:	/s/Ilya Khasidov
Ilya Khasidov
President and Chief Executive Officer

Date: February 22, 2011	By:	/s/Bruce Millroy
Bruce Millroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer