Form 10-KT
period 2010-12-31
Aquasil International Inc.
filed 2011-04-15
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 31, 2010 through December 31, 2010

AQUASIL INTERNATIONAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-54252	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

380 Lexington Avenue, 17th Floor
New York, New York 10168
(Address of Principal Executive Offices)

(888) 5103394
(Telephone Number)

BWI Holdings, Inc.
3915 61 Ave. SE
Calgary, Alberta, Canada T2C 1V5
Former Year End: March 31
 (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2010 is $17,426,075. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
149,498,063 shares of common stock, $0.0001 par value, outstanding as at April 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).    N/A

AQUASIL INTERNATIONAL INC.
(Formerly BWI Holdings, Inc.)

PART I

EXPLANATORY NOTE

On February 15, 2011 we filed a Current Report on Form 8-K to change our fiscal year end from March 31 to December 31 as the new fiscal year end is consistent with the fiscal year of our subsidiary.  Accordingly, we are filing this transitional report as required under Release Number 33-6283.

Statements made in this Transition Form 10-KT that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Aquasil International Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

ITEM 1.      BUSINESS

ORGANIZATION WITHIN LAST FIVE YEARS

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the state of Nevada.  A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the corporation's name to BWI Holdings, Inc. On November 7, 2008 the Corporation also increased the authorized capital to 100,000,000 shares of common stock and 200,000,000 shares of preferred stock.A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the corporation's name to Aquasil International Inc. (the "Corporation").

Effective December 30, 2010, BWI Holdings, Inc., entered into a stock exchange agreement (the “Stock Exchange Agreement”) with Aquasil Inc., a New York corporation (“Aquasil”), and Ilya Khasidov, the sole shareholder of Aquasil (the “Aquasil Shareholder”). In accordance with the terms and provisions of the Stock Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Aquasil held of record by the Aquasil Shareholder in exchange for issuance of an aggregate 70,000,000 shares of our restricted common stock to the Aquasil Shareholder. On January 21, 2011, we amended our articles of incorporation to increase our authorized share capital from 100,000,000 to 500,000,000 shares of common stock.  Subsequent to the merger, the Corporation had 79,498,063 issued and outstanding shares of common stock and the Aquasil Shareholder owned 88% of the common stock of the Corporation.

Please note that throughout this Transition Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Aquasil International," refers to Aquasil International Inc.

BUSINESS OPERATIONS

The Corporation will engage in the distribution of the mineral water produced by Khasid ICT, the licensor, under the name “Mineral Silver Water”. Water is life – this is an ancient eastern wisdom. This saying is also true for our days. The technological influence of the humankind on the environment has potentially reached threatening levels.  The use of pesticides in the agriculture, the influence of chemical production, auto transport, worn-out utility lines – this list of the factors which decrease the quality of the water is far from complete. Based on United Nations data, management believes that inhabitants of our planet experience the deficit of water and about 70% of inhabitants consume drinking water of poor quality. With each year the problem of water consumption becomes increasingly urgent, especially in the arid regions of Asia, Africa and etc. The situation here can be described as very pressing, both in the sense of scarcity and quality of water.

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

In this remote location, Khasid ICT, our licensor has acquired a section of land and constructed a water intake facility with environmentally protected conservation zone on the basis of the natural, self-effusing spring, with the debit of water 50 m3 in a 24 hour period, which ensures intake and dispatch of the superb, ecologically clean mineral water " Mineral Silver Water" with the natural silver content. At the same time, at the distance of 30 km from the mineral spring in the city of Dushanbe, Khasid has built a plant, equipped with the continuous production cycle facilities for the production of polyethylene terephthalate (“PET”) bottles, bottling and packing of the finished product. Distribution of the finished product is carried out through the network of retail outlets and the foreign Embassies of the city and the republic.

MINERALSUBSTANCES OF MINERAL SILVER WATER

"Mineral Silver Water" - natural water - contains vitally important set of mineral substances and microelements, which is needed daily for the normal functioning of the human body. Chemical composition of the water “Mineral Silver Water” is determined on July 6, 2007 by Experimental Laboratory of the Standardization, Metrology, Certification Academy of Russia.

Below is an extract from a test protocol undertaken  and known as test protocol  no. 68-1 reflecting the mineral substances and microelements:

Names of the key properties, units		Standards	Actual reading

Odor at 20C, points		0	0
Coloration, degrees		5	5
Opacity, EMF		1	0.5
Hydrogen index (PH)		6.5-8.5	8
Chlorides, mg/l		250	5
Sulfides, mg/l		250	27
Phosphates (PO3−4), mg/l		3.5	0.05
Silicates (Si) mg/l		10	2.5-3.2
Nitrates (NO3), mg/l		20	4
Cyanides (CN), mg/l		0.035	<0.01
Hydrogen Sulfide (H2S), mg/l		0.003	<0.002
Aluminum (AL3) mg/l		0.2	0.04
Beryllium (B3), mg/l		0.0002	<0.0001
Iron (Fe, total), mg/l		0.3	0.05
Cadmium (Cd, total), mg/l		0.001	<0.0005
Manganese (Mn, total) mg/l		0.05	0.03
Nickel (Ni, total), mg/l		0.02	<0.01
Mercury (Hg, total) mg/l		0.0005	<0.0005
Silver (Ag), mg/l		0.025	0.005
Lead (Ph, total)		0.01	<0.005
Zink (Zn2), mg/l		5	<0.05
Sodium (Na)		200	12.9
Boron (B, total)		0.5	<0.2
Arsenic (As, total)		0.001	<0.01
Permanganate oxidation, mg O2/l		3	0.7
Ammonia and ammonium – ion. mg/l		0.1	<0.05
Nitrates (NO2), mg/l		0.5	0.003
Tensioactive substances, anionic, mg/l		0.05	<0.015
Oil products, mg/l		0.05	<0.04
Formaldehyde, mkg/l		5	not found
Benzopyrene, mkg/l		0.005	<0.0015
Hexachlorbenzene, mkg/l		0.2	not found
DDT	(the sum of isomers), mkg/l	0.5	not found
Total mineralization (dry solids), mkg/l		1000	250
Hardness, mg-equiv./l		7	3.5
Alkalinity, mg-equiv./l		6.5	3
Calcium (Cb) mg/l		130	48
Magnesium (Mg), mg/l		65	8
Potassium (K), mg/l		20	5.8
Bicarbonates (HCO3), mg/l		400	124
Fluoride-Ion (F), mg/l		1.5	0.15
Iodide-ion (J), mg/l		0.125	<0.01

USES FOR MINERAL SILVER WATER

Natural silver, which is contained in “Mineral Silver Water”, is a natural preservative and essential element. Management believes that natural silver also strengthens the immune system of the human body, rejuvenates it and has a total beneficial effect on health. " Mineral Silver Water" is a reliable aid for preventive care and treatment for many illnesses. Medicinal properties of the water, which are acquired after its contact with metallic silver, were known since ancient times. In 1393s Swiss scientist K. Negeli makes a discovery: silver, which is dissolved in the water, kills bacteria. Later on his discovery receives confirmation by many world scientists.

Microquantities of silver have biological and physiological influence on the living organisms. Many harmful microbes (pathogenic bacteria) quickly perish under the influence of the most negligible doses of silver. Only silver ions have such a strong effect of the destruction of bacteria. This element assists the oxidation processes, which take place in the organisms of humans and animals; it has a beneficial effect on their living functions. It is determined that silver tinctures are effective therapeutic aids when they come in direct contact with inflamed or infected surfaces, caused by bacterial infection.

The results of treatment with silver water prove the effectiveness of its use for the treatment of gastrointestinal diseases, cholecystitis, infectious hepatitis, cholangitis, pancreatitis, duodenitis and any intestinal infections without fear of disrupting beneficial microflora and causing dysbacteriosis, the inflammatory processes of the throat, nose, eyes, surface ulcers and simple wounds, as well as those caused by tubercular process. Ulcers of stomach and duodenum is successfully treated, because the bacteria which cause the ulcerous process is eliminated.

Silver ions found application for the treatment of chronic vaso-motorallergic rhinitis and sinusitis. Silver has wide application in dermatology and venereology. It is used as external aid for the treatment of dermatosis of viral, yeast, streph-staphylococcic and trophic origin. In the opinion of many foreign scientists, the effectiveness of the treatment of thermal burns with bandages, moistened with silver water, has no equal analogues.

The important characteristic of this method is its total absence of pain, which is extremely important for the treatment of patients with the severe burns. Use of “Mineral Silver Water" for the therapy of acute and chronic pneumonia, bronchitis (application through inhalation), brings the recovery even in severe cases and within shorter periods of times, even when combination of several antibiotics fail. Irrigation and introduction into the mouth cavity for the treatment of ulcerous gingivostomatite, long-term non-healing ulcers, acute stomatitis, fungal stomatitis and inflammatory-dystrophic form of periodontal disease allow to appreciate the extreme effectiveness of the preparation. Influenza is treated with the aid of inhalants and washing of the nasal cavity, while the entire time of the treatment is shortened by two days and severe reactions of the body are not present.

Application of “Mineral Silver Water” for the medical treatment purposes:

•	For surgical purposes (when bones, muscle joints, lymphatic nodes and other organs are affected as the result of streph-staphylo-pneumococcus infection, tubercle bacillus and such).
•	For ophthalmology purposes (conjunctivitis, blepharitis, keratitis, inflammation of the dacryocyst and other inflammation processes).
•
For ENT practices (external auditory canal, inflammation of the middle ear, mastoiditis, pharyngitis, laryngitis, genyantritis, tonsilitis, rhinitis, as well as various types of angina and influenza epidemics).

•
For the treatment of internal diseases (stomach ulcer, duodenum ulcer, chronic hyperacidic gastritis accompanied by heartburn, as well as secretory neuroses with excessive production of gastric acid, enteritis, colitis, endocrine diseases and metabolic diseases – diabetes, diatheses).

•	For the treatment of infectious diseases (to treat dysentery, typhoid fever, paratyphoid, scarlet fever, diphtheria, and etc.)
•	In obstetrical-gynecological practice (treatment of various inflammatory processes of the mucous membrane of gynecological region and nipple cracks).
•	For the treatment of skin diseases (to treat furunculosis and fungal dermatitis).
•	In dental practice (during the treatment of aphthoulcerous stomatitis, gingivitis and other diseases of the oral cavity).

GOVERNMENT CERTIFICATE FOR MINERAL SILVER WATER

Government certificate ROSS TJ. 72 NOO422 issued until 07.06.2008 № 0737237 in the name of LLC “Khasid ICT”. Legal address: 3 A. Matrosova Street, Dushanbe, Tajikistan, TIN 030008156.  This government certificate is in the name of Khasid ICT who has executed a license agreement with our wholly owned subsidiary, AquaSil Inc.

OPERATIONAL STRATEGY
We plan to market under our exclusive license the “Mineral Silver Water” produced by  Khasid ICT whose goal in entering into the licensing agreement with AquaSil Inc. is to have increased distribution of the marketable products to significantly increase production of and export capacity of the enterprise allowing Khasid ICT as distributor to improve the commercial appearance of the product and satisfy increased customer demands.  Khasid ICT has committed to the following actions, based on our ability to distribute the products:

•	Accomplish the acquisition of six-ton tanker trucks, bottling and packing equipment, which ensures the high quality of water even in extraordinary circumstances.
•	Perform the modernization and renovation of the production facilities, in order to create the space for additional equipment, as well as improve the quality control of the water.
•	Implement the system of automated computerized record keeping of material assets circulation, financial flow, circulation of the product and raw material resources from seller to buyer.
•	Set up the laboratory control of the output product quality.
•	Expand the use of mineral water for therapeutic purposes.

Khasid ICT will be seeking additional financing in order to be able to accomplish its above goals.   The Company may assist in raising this financing and will seek to either acquire an interest in Khasid ICT or make repayable loans which will allow for the supply of products under our licensing agreement.   At this time we cannot represent that Khasid ICT will be successful in raising the required capital or that the Corporation will be able to assist with the required capital to ensure unimpeded distribution of the product.  The Corporation does not currently have any plans for raising additional financing.

MATERIAL CONTRACTS

Assignment

Aquasil previously had entered into that certain license agreement dated October 25, 2010 (the “License Agreement”) with Khasid ICT, a corporation organized under the laws of Tajikistan (“Khasid”), pursuant to which Khasid as the sole and exclusive owner of all formula ownership rights to that certain formula serial no. ROSS TJ 72 N00422 (the “Formula”) granted to Aquasil all right, title and interest in and to the Formula. This Formula is used in the marketing and distribution of “Mineral Silver Water”. Aquasil desires to grant to the Corporation all of its right, title and interest in and to the Formula as evidenced by the License Agreement. Effective December 30, 2010, we entered into an assignment agreement with Aquasil (the “Assignment”). In accordance with the terms and provisions of the Assignment, Aquasil assigned to us all of its right, title and interest in and to the Formula and the License Agreement.

MARKETING AND STRATEGY

There is significant demand for the high quality mineral water with the similar characteristics for the disease treatment and preventive care exists in Afghanistan, Iraq, countries of the Persian Gulf, Turkmen Republic, Iran, southern regions of Uzbekistan and Kazakhstan. Management believes that Mineral Silver Water can be included in World Health Organization (“WHO”) programs designed to fight tuberculosis, infectious and gastrointestinal diseases..

Pricing

Evaluation of cost-effectiveness of this project is performed with provision for the world price level of the packaged regular drinking and carbonated water without taking into consideration its high mineral content. Management believes that this allows the Corporation’s wholesale price by 10-15% in the process of distributing Mineral Silver Water. It is important to take into consideration that heat-shrink packaging film makes it possible to transport PET bottles by railroad  and in heavy duty containers from 1.5 – 0.5 liters. 19 and 5 liter containers require the use of transporting shelves.

SUPPLIES OF MINERAL SILVER WATER

Water of the spring originates at the height of more than 6,000 meters above sea level, on the edge of Pamir’s glaciers and comes down the bedrock aquifers, being enriched while   passing through the deposits of mineral salts. Annual debit of the borehole is 13,250 tons. The present project being undertaken by Khasid ICT provides for utilization of mere 3.28 % of the potential output of the spring.

ITEM 1A.            RISK FACTORS

We are a smaller reporting company and as such we are not required to provide the information required by this item.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

Our principal office space is located at 380 Lexington Avenue, Seventeenth Floor, New York, New York 10168. The office space is for corporate identification, mailing, and courier purposes and is leased at the rate of $350 per month.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Transition Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

ITEM 4.                REMOVED AND RESERVED

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is presently quoted on the OTC Markets QB (OTC/QB) under the symbol "AQUS".

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2010 and December 31, 2009.

Quarter	Low	High
4th Quarter ended 12/31/2010	0.05	0.06
3rd Quarter ended 09/30/2010	0.08	0.12
2nd Quarter ended 6/30/2010	.599	1.80
1st Quarter ended 3/31/2010	1.20	7.30

4th Quarter ended 12/31/2009	1.20	4.50
3rd Quarter ended 9/30/2009	2.21	4.50
2nd Quarter ended 6/30/2009	1.75	5.80
1st Quarter ended 3/31/2009	1.60	13.50

The information as provided above for the fiscal years ended 2009 and 2008 was provided by OTC Markets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Holders

As at February 16, 2011 the Company had 800 shareholders of record of its common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate p aying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities

As of the date of this Transition Annual Report and during the transitional period ended December 31, 2010,  to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

(a)  Effective on July 12, 2010, we issued an aggregate of 40,000,000 shares of our restricted common stock to Harry James, a non-United States resident (the “Investor”). In accordance with the terms and provisions of an assignment of debt, the Investor acquired an aggregate of 40,000,000 shares of our common stock on approximately July 12, 2010 from us pursuant to a private transaction. During certain fiscal years, our prior President/Chief Executive Officer, Jim Can, loaned us sums of money in the aggregate amount of $790,714.00 for funding and working capital purposes (the “Debt”). The Debt is evidenced on our financial statements for quarterly period ended September 30, 2010 filed with the quarterly report on Form 10-Q with the Securities and Exchange Commission. In accordance with that certain assignment between the prior President/Chief Executive Officer and the Investor dated July 12, 2010 (the “Assignment”), our prior President/Chief Executive Officer assigned a portion of his right, title and interest in and to the Debt in the amount of $40,000.00 to the Investor. Subsequently, we agreed with the Investor to convert the $40,000.00 into shares of our restricted common stock at the rate of $0.001 per share. Therefore, effective July 12, 2010, we issued 40,000,000 shares of our restricted common stock to the Investor (which 40,000,000 shares was reduced to 4,000,000 shares in accordance with that certain reverse stock split of one for every ten shares issued and outstanding effected August 16, 2010).

(b) On December 30, 2010, we entered into the Stock Exchange Agreement with AquaSil and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, we acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of our common stock to the sole stockholder of AquaSil. The shares were issued to a non-United States Investor in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Aquasil Stockholder acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

(c) Effective on February 1, 2011, our Board of Directors authorized the settlement of debt in the amount of $700,000.00 due and owing to Jim Can, our prior President/Chief Executive Officer (the “Debt”). The Debt consisted of funds advanced and loaned by Jim Can to us during fiscal years 2007 through 2009 for financing and working capital purposes as evidenced on the financial statements for the period ended December 31, 2009 filed with the quarterly report on Form 10-Q with the Securities and Exchange Commission. On approximately July 15, 2010, our Board of Directors had agreed that such Debt would be convertible at any time by Jim Can at $0.01 per share (the “Terms of Conversion”). Therefore, the Board of Directors acknowledged the Debt and Terms of Conversion and ratified and approved the issuance of 70,000,000 shares of common stock to Jim Can in satisfaction of the Debt.   The shares were issued to Jim Can on February 1, 2011. Subsequently, Jim Can gifted the 70,000,000 shares to certain donees effective February 15, 2011. See “Item 14. Beneficial Ownership

PENNY STOCK RULES

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

Not applicable.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On October 25, 2010, our subsidiary, AquaSil, entered into a trademark and license agreement (the “Agreement”) with Khasid ICT, a corporation organized under the laws of the country of Tajikistan and controlled and managed by our controlling stockholder. Under the Agreement, AquaSil has been granted an exclusive, sub-licensable, assignable, royalty-bearing license to use the Formula “ROSS TJ 72 N00422” (the “Formula”) for the purpose of selling the licensed products, as defined, throughout the world. Royalties are due quarterly, calculated at the rate of 5% of gross revenues. The term of the license is through December 31, 2020, unless terminated earlier. The licensor may terminate the Agreement without cause with 180 days prior notice or immediately with written notice.

As of the date of this Transition Annual Report, we will be engaged in the marketing and distribution of “Mineral Silver Water”.

Operating Results for the Period From Inception (September 21, 2010) to Transition Period Ended December 31, 2010

On December 30, 2010, we entered into the Stock Exchange Agreement with AquaSil and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, we acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of our common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became our wholly-owned subsidiary.

The above transaction has been accounted for as a reverse merger (recapitalization) with us being deemed the legal acquirer and AquaSil being deemed the accounting acquirer. Accordingly, the historical financial information presented is that of AquaSil as adjusted to give effect to any difference between the legal acquirer and the accounting acquirer’s capital stock with an offset to additional paid-in capital.

Our subsidiary, AquaSil, has not yet begun operations.  AquaSil was incorporated in the state of New York on September 21, 2010 and to date has incurred only professional fees related to audit of the financial statements.

Liquidity and Capital Resources

At December 31, 2010 the Corporation had $865 in cash and a working capital deficit of $1,022,822.  Since inception, the Corporation has financed its working capital needs through advances from stockholders. The Corporation believes it will require up to $1,000,000 to meet its proposed business operations over the next twelve months.  The Corporation requires $250,000 for operating expenses including but not limited to marketing and advertising of its new products, $250,000 for general and administrative expenses and $500,000 for inventory.  The Corporation's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Corporation’s public reporting status.

The Corporation  is a development stage company and is dependent on raising capital to commence principal operations.  The Corporation has not begun operations, has incurred a loss for the period and is dependent on debt financing for its operating cash flow. These circumstances raise substantial doubt about the Corporation’s ability to continue as a going concern.

Management believes the Corporation’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Corporation has no commitments for any additional financing. Management is currently seeking financing through a possible private offering of common stock, which will be used to finance operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the transitional period ended December 31, 2010 that have, or are reasonably likely to have, a current or future affect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(FORMERLY BWI HOLDINGS INC.)

CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(Formerly BWI Holdings, Inc. and Subsidiary)

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income	F-4
Consolidated Statement of Changes in Stockholders Deficit	F-5
Consolidated Statement of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aquasil International Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Aquasil International Inc. and Subsidiary (the “Company”) as of December 31, 2010 and the related consolidated statement of operations, statement of changes in stockholders’ deficit, and cash flows for the period from inception (September 21, 2010) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquasil International Inc. and Subsidiary as of December 31, 2010, and the results of its operations and its cash flows for the period from inception (September 21, 2010) to December 31, 2010 in conformity with US generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company and is dependent on raising capital to commence principal operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Ontario, Canada

April 5, 2011

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet
As Of December 31, 2010

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

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations
For The Period From Inception (September 21, 2010) To December 31, 2010

Revenue	$-
Expenses
Professional fees	9,670
General and administrative	135
Total Expenses	9,805
Net Loss	$(9,805)
Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.00)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	10,191,132

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Deficit
For The Period From Inception (September 21, 2010) To December 31, 2010

	Common Stock			Accumulated
	Shares Issued	Par Value	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance – September 21, 2010	9,498,063	$950	$11,781,626	$-	$(12,796,593)	$(1,014,017)
Acquisition of AquaSil Inc.	70,000,000	7,000	(11,781,626)	-	11,775,626	1,000
Net loss	-	-	-	-	(9,805)	(9,805)
Balance – December 31, 2010	79,498,063	7,950	-	-	(1,030,772)	(1,022,822)

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
For The Period From Inception (September 21, 2010) To December 31, 2010

Cash Flows From Operating Activities
Net loss	$(9,805)
Net Cash Used In Operating Activities	(9,805)

Cash Flows From Financing Activities
Acquisition of AquaSil Inc.	1,000
Advances from stockholders	9,670
Net Cash Provided By Financing Activities	10,670

Net Increase in Cash	865
Cash, Beginning of Period	-
Cash, End of Period	$865

Supplemental Cash Flow Information:
Cash Paid During the Period for
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

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

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Aquasil International Inc. and its wholly owned subsidiary, AquaSil for the period from inception of AquaSil (September 21, 2010) to December 31, 2010. All significant intercompany balances and transactions have been eliminated upon consolidation.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage company and is dependent on raising capital to commence principal operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Fiscal Year End

The Company’s fiscal year end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.  Items are considered to be cash equivalents if the original maturity is three months or less.

Development Stage

The Company is in the development stage and has had no revenue. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principle operations have commenced, revenues are insignificant.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC No. 260, Earnings Per Share. ASC No. 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statement of Operations.  Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.       LICENSE AGREEMENT

On October 25, 2010, the Company’s subsidiary, AquaSil, entered into a license agreement (the “Agreement”) with Khasid ICT, a corporation organized under the laws of the country of Tajikistan and controlled and managed by a controlling stockholder of the Company. Under the agreement, AquaSil has been granted an exclusive, sub-licensable, assignable, royalty-bearing license to use the Formula “ROSS TJ 72 N00422” (the “Formula”) for the purpose of selling the licensed products, as defined, throughout the world. Royalties are due quarterly, calculated at the rate of 5% of gross revenues. The term of the license is through December 31, 2020, unless terminated earlier. The licensor may terminate the Agreement without cause with 180 days prior notice or immediately with written notice.

5.       ADVANCES FROM SHAREHOLDERS

These advances represent amounts loaned to the business by principal stockholders and are unsecured, non-interest bearing and due on demand.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Period From Inception (September 21, 2010) To December 31, 2010

6.       INCOME TAXES

The Company’s deferred tax assets consist solely of the loss incurred during the period. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company, and a valuation allowance has been established for any such benefits.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

In the fiscal years ended March 31, 2010 and 2009 and the transition period to December 31, 2010, there have been no changes in our accounting policies nor have there been any disagreements with our accountants.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

Management believes that the material weakness set forth above did not have an effect on our financial results.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

AUDIT COMMITTEE

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE OFFICERS AND DIRECTORS

The following persons either became our executive officers and directors on December 20, 2010 upon effectiveness of the Share Purchase Agreement or were subsequently appointed and hold the positions set forth opposite their respective names.

Name	Position	Age
Ilya Khasidov	President/Chief Executive Officer and a Director	51
Robert Baker	Director	41
Bruce Millroy	Chief Financial Officer	50

Our directors hold office for one-year terms or until their successors have been elected and qualified.

BIOGRAPHIES

Ilya Khasidov.  Ilya Khasidov has been the chief executive officer and a director of Aquasil. During the past ten years, Mr. Khasidov has managed and controlled several companies ranging from natural resource development, including marble and granite reserves, to Aquasil, which has developed a mineral water containing real silver compounds in order to fight bacteria in the human body. Mr. Khasidov’s controls and manages Khasid, which has acquired a section of land and constructed a water intake facility with environmentally protected conservation zone on the basis of the natural, self-effusing spring, with the debit of water 50 m3 in a twenty-four hour period, which ensures intake and dispatch of the superb, ecologically clean mineral water " Mineral Silver Water" with the natural silver content. Mr. Khasidov has also constructed office buildings and facilities, namely, contemporary administrative two-story building with improved sanitary facilities, buildings, container production facilities, facilities for water bottling and packaging of final product, warehouse and utility systems with a total area of 2400 sq.m.

Mr. Khasidov is a well-known businessman in his native Tajikistan former republic of the Soviet Union.  Mr. Khasidov has had great success with the “Mineral Silver Water” in Tajikistan and throughout Europe and intends to expand the market into North America by engaging in large scale marketing campaigns ranging from TV commercials to sporting events and celebrity endorsements.

Robert Baker.  Mr. Baker has owned and operated Baker Plumbing & Heating Ltd. for the past twelve years in Calgary.  He employs fifteen people in the operation.

Bruce Milroy. Mr. Milroy has worked for us since March 2008 and is a member of the Institute of Chartered Accountants of British Columbia. Mr. Milroy holds MBA and BASc degrees from the University of British Columbia and has 18 years of experience in public company auditing.

FAMILY RELATIONSHIP

There are no family relationships among our directors or officers.

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

COMMITTEES OF THE BOARD OF DIRECTORS

As of the date of this Transition Annual Report, we have not established an audit committee, a compensation committee nor a nominating committee. We intend within the next fiscal quarter to establish such committees and adopt and authorize certain corporate governance policies and documentation.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, three officers and  three directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the transition period ended December 31, 2010.

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at December 31, 2010 for all services rendered in all capacities to us during the last completed fiscal year:

Name and Principal Position	Period ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ilya Khasidov CEO, CFO and President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jim Can, CEO\ President (resigned)	2010	80,000	-0-	-0-	-0-	-0-	-0-	-0-	80,000
Branislav Jovanovic, COO (resigned)	2010	84,250	-0-	-0-	-0-	-0-	-0-	-0-	84,250
Bruce Milroy, CFO	2010	58,250	-0-	-0-	-0-	-0-	-0-	-0-	58,250

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Director Compensation

We do not currently compensate our directors with cash for acting as such, although we may do so in the future. We reimburses our directors for reasonable expenses incurred in connection with their service as directors.

Compensation Committee.

We intend to establish a compensation committee of the Board of Directors.  The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.  The compensation committee would also administer any stock option plans and recommend and approve grants of stock options under such plans.

Stock Incentive Plan

We currently do not have any stock incentive plan adopted.  We may adopt a stock incentive plan in the future in order to further our growth and general prosperity of the Corporation by enabling our employees, contractors and service providers to acquire its common stock, increasing their personal involvement in us and thereby enabling us to attract and retain its employees, contractors and service providers.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with our officers or directors. We do not pay the others any amount for acting as an officer or director.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of the date of this Transition Annual Report, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of the date of this Transition Annual Report are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Ilya Khasidov 380 Lexington Ave., 17th Floor New York, NY 10068	70,000,000	46.8%
Robert Baker 3915 61st Avenue SE Calgary, Alberta Canada T2C 1V5	-0-	0%
Bruce Milroy 3915 61st Avenue SE Calgary, Alberta Canada T2C 1V5	-0-	0%
All executive officers and directors as a group (3 persons)	70,000,000	46.8%

*	Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Transition Annual Report. As of the date of this Transition Annual Report, there are 149,498,063 shares issued and outstanding.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the date of this Transition Annual Report, other than as disclosed below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during the transition period ended December 31, 2010.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

During the transition period ended December 31, 2010, we incurred approximately $57,255 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the transition period ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and August 31, 2010.

During the transition period ended December 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

During fiscal year ended March 31, 2010, we incurred $25,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended March 31, 2010 and for review of our financial statements for the quarters ended December 31, 2009, September 30, 2009 and June 30, 2009.

During fiscal year ended March 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15.            EXHIBITS

The following exhibits are included with this filing:

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

AQUASIL INTERNATIONAL INC.

Date: April 14, 2011	By:	/s/ Ilya Khasidov
Ilya Khasidov
President and Chief Executive Officer

Date: April 14, 2011	By:	/s/ Bruce Millroy
Bruce Millroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011	By:	/s/ Ilya Khasidov
Director

Date: April 14, 2011	By:	/s/ Robert Baker
Director