Form 10-KT/A
period 2010-12-31
Aquasil International Inc.
filed 2011-04-27
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KT/A
AMENDMENT NO.1
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

149,498,063 shares of common stock, $0.001 par value, outstanding as at April 11, 2011.

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

N/A

PART I

EXPLANATORY NOTE

On April 15, 2011, Aquasil International Inc., a Nevada corporation, (the “Registrant”), filed its Annual Report on Form 10-KT (“Form 10-KT”) for the period ended December 31, 2010. The Registrant is filing this Amendment No.  1 to Form 10-KT (“Amendment No. 1”) to correct certain information provided under Item 1. Business – Mineral Substances of Mineral Silver Water.  There was an error in the disclosure of the excerpt from the protocol undertaken as test protocol no 68-1 disclosing the silver content, which read 0.005 and should read 0.035.  This information  has been amended with this filing..  Amendment No. 1 does not reflect events occurring after the date of the Form 10-KT.

ITEM 1.  BUSINESS

MINERAL SUBSTANCES OF MINERAL SILVER WATER

"Mineral Silver Water" - natural water - contains vitally important set of mineral substances and microelements, which is needed daily for the normal functioning of the human body. Chemical composition of the water “Mineral Silver Water” is determined on July 6, 2007 by Experimental Laboratory of the Standardization, Metrology, Certification Academy of Russia.

Below is an extract from a test protocol undertaken  and known as test protocol  no. 68-1 reflecting the mineral substances and microelements:

Names of the key properties, units	Standards	Actual reading

Odor at 20C, points	0	0
Coloration, degrees	5	5
Opacity, EMF	1	0.5
Hydrogen index (PH)	6.5-8.5	8
Chlorides, mg/l	250	5
Sulfides, mg/l	250	27
Phosphates (PO3−4), mg/l	3.5	0.05
Silicates (Si) mg/l	10	2.5-3.2
Nitrates (NO3), mg/l	20	4
Cyanides (CN), mg/l	0.035	<0.01
Hydrogen Sulfide (H2S), mg/l	0.003	<0.002
Aluminum (AL3) mg/l	0.2	0.04
Beryllium (B3), mg/l	0.0002	<0.0001
Iron (Fe, total), mg/l	0.3	0.05
Cadmium (Cd, total), mg/l	0.001	<0.0005
Manganese (Mn, total) mg/l	0.05	0.03
Nickel (Ni, total), mg/l	0.02	<0.01
Mercury (Hg, total) mg/l	0.0005	<0.0005
Silver (Ag), mg/l	0.025-0.05	0.035
Lead (Ph, total)	0.01	<0.005
Zink (Zn2), mg/l	5	<0.05
Sodium (Na)	200	12.9
Boron (B, total)	0.5	<0.2
Arsenic (As, total)	0.001	<0.01
Permanganate oxidation, mg O2/l	3	0.7
Ammonia and ammonium – ion. mg/l	0.1	<0.05
Nitrates (NO2), mg/l	0.5	0.003

Tensioactive substances, anionic, mg/l		0.05	<0.015
Oil products, mg/l		0.05	<0.04
Formaldehyde, mkg/l		5	not found
Benzopyrene, mkg/l		0.005	<0.0015
Hexachlorbenzene, mkg/l		0.2	not found
DDT	(the sum of isomers), mkg/l	0.5	not found
Total mineralization (dry solids), mkg/l		1000	250
Hardness, mg-equiv./l		7	3.5
Alkalinity, mg-equiv./l		6.5	3
Calcium (Cb) mg/l		130	48
Magnesium (Mg), mg/l		65	8
Potassium (K), mg/l		20	5.8
Bicarbonates (HCO3), mg/l		400	124
Fluoride-Ion (F), mg/l		1.5	0.15
Iodide-ion (J), mg/l		0.125	<0.01

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Number	Description
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AQUASIL INTERNATIONAL INC.

Date: April 27, 2011	By:	/s/ Ilya Khasidov
Ilya Khasidov
President and Chief Executive Officer

Date: April 27, 2011	By:	/s/ Bruce Millroy
Bruce Millroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 27, 2011	By:	/s/ Ilya Khasidov
Director

Dated: April 27, 2011	By:	/s/ Robert Baker
Director