Form 10-Q
period 2011-03-31
Aquasil International Inc.
filed 2011-05-20
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:  March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011: 149,498,063 shares of common stock.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(Formerly BWI Holdings, Inc. and Subsidiary)

FORM 10-Q

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 21, 2010) TO 31 MARCH 31, 2011)
__________________

TABLE OF CONTENTS
___________________

PART I.                 FINANCIAL INFORMATION

ITEM I.                 CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Page
Unaudited Consolidated Financial Statements	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Unaudited Consolidated Financial Statements	F-6 to F-7

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US Dollars)

(UNAUDITED)

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
As Of March 31, 2010
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash	$450	$865
Total Assets	$450	$865

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$254,306	$101,160
Advances from stockholders	242,687	922,527
Total Current Liabilities	496,993	1,023,687

Stockholders’ Deficit
Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 149,498,063 issued and outstanding	14,950	7,950
Additional paid-in capital	693,000	-
Accumulated deficit during the development stage	(1,204,493)	(1,030,772)
Total Stockholders’ Deficit	(496,543)	(1,022,822)
Total Liabilities and Stockholders’ Deficit	$450	$865

The accompanying notes are an integral part of these consolidated financial statements.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For The Three Months Ended March 31, 2011 and
from Inception (September 21, 2010) To March 31, 2011
(Unaudited)

	Three Months Ended	From Inception (September 21, 2010) to
	March 31, 2011	March 31, 2011
Revenue	-	-
Expenses
Professional fees	$164,178	$83,848
General and administrative	9,543	11,082
Total Expenses	173,721	94,930

Net Loss	$(173,721)	$(94,930)

Loss Per Weighted Number Of Shares Outstanding – Basic And Diluted	$(0.00)
Weighted Average Number Of Shares Outstanding – Basic And Diluted	123,053,619

The accompanying notes are an integral part of these consolidated financial statements.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(FORMERLY BWI HOLDINGS, INC. AND SUBSIDIARY)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2011 and
from Inception (September 21, 2010) To March 31, 2011
(Unaudited)

	Three Months Ended March 31, 2011	From Inception (September 21, 2010) to March 31, 2011
Cash Flows From Operating Activities
Net loss	$(173,721)	$(184,930)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	153,146	153,146
Net Cash Used In Operating Activities	(20,575)	(31,784)

Cash Flows From Financing Activities
Acquisition of AquaSil Inc.	-	1,000
Advances from stockholders	20,160	31,234
Net Cash Provided By Financing Activities	20,160	32,234

Net (Decrease) Increase in Cash	(415)	450
Cash, Beginning of Period	865	-
Cash, End of Period	450	450

Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Three Months Ended March 31, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes To Consolidated Financial Statements
For The Three Months Ended March 31, 2011

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

4.       ADVANCES FROM STOCKHOLDERS

These advances represent amounts loaned to the business by principal stockholders and are unsecured, non-interest bearing and due on demand.

5.       CAPITAL STOCK

On February 3, 2011, the Company issued 70,000,000 shares of common stock at $0.01 per share in settlement of $700,000 of stockholder advances.

6.       INCOME TAXES

The Company’s deferred tax assets consist solely of the loss incurred during the period. Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company, and a valuation allowance has been established for any such benefits.

ITEM 2.  MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Results for the Period From Inception (September 21, 2010) to March 31, 2011

On December 30, 2010, we entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York corporation (“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, we acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of our common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became our wholly-owned subsidiary.

Our subsidiary, AquaSil, has not yet begun operations.  AquaSil was incorporated in the state of New York on September 21, 2010 and to date has generally incurred professional fees related to audit of the financial statements and legal.

Results of Operations

Three Month Period Ended March 31, 2011

Our net loss for the three month period ended March 31, 2011 was $173,721.  We generated no revenue for the three month period ended March 31, 2011.

During the three month period ended March 31, 2011, we incurred expenses of $173,721. The expenses incurred were attributable to the following items: (i) professional fees of $164,178; and (ii) general and administrative expenses of $9,543. General and administrative expenses generally included corporate overhead, financial and administrative contracted services, marketing and consulting costs.

 Thus, our net loss during the three month period ended March 31, 2011 was $173,721or $0.00 per share.

Liquidity and Capital Resources

As of March 31, 2011, our current assets were $450 and our current liabilities were $496,993, which resulted in a working capital deficit of $496,543. As of March 31, 2011, current assets were comprised of $450 in cash . As at March 31, 20011, current liabilities were comprised of: (i) $254,306 in accounts payable and accrued liabilities; and (ii) $242,687 in advances from stockholders.  The decrease in current liabilities during the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the decrease in advances from stockholders of $679,840. During the quarter, we issued 70,000,000 shares of common stock is settlement of $700,000 of stockholder advances.

Stockholders’ deficit decreased from ($1,022,822) as of December 31, 2010 to ($496,543) as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was $20,575 . This was primarily for payment of professional fees and fees paid to our stock transfer agent.

Cash Flows from Investing Activities

For the three month period ended March 31, 201, net cash flows used in investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments or advances from stockholders. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $20,160. Cash flows from financing activities for the three month period ended March 31, 2011 consisted of $20,160 related to advances from stockholders.

PLAN OF OPERATION AND FUNDING

Since inception, we have financed our working capital needs through advances from stockholders. Our future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining our public reporting status.

We have not begun operations, have incurred a loss for the period and dependent on debt financing for our operating cash flow. These circumstances raise substantial doubt about our ability to continue as a going concern.

Management believes our ability to continue as a going concern is dependent on its ability to raise capital. At present, we have no commitments for any additional financing. Management is currently seeking financing through a possible offering of common stock, which will be used to finance operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. For a list of our most significant accounting policies, please see our consolidated financial statements for the period from inception (September 21, 2010) to December 31, 2010 included in our 10-KT report filed with the Securities and Exchange Commission on April 15, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective on February 1, 2011, our Board of Directors authorized the settlement of debt in the amount of $700,000 due and owing to Jim Can, our prior President/Chief Executive Officer (the “Debt”). The Debt consisted of funds advanced and loaned by Jim Can to us during fiscal years 2007 through 2009 for financing and working capital purposes as evidenced on the consolidated financial statements for the period ended December 31, 2009 filed with the quarterly report on Form 10-Q with the Securities and Exchange Commission. On approximately July 15, 2010, our Board of Directors had agreed that such Debt would be convertible at any time by Jim Can at $0.01 per share (the “Terms of Conversion”). Therefore, our Board of Directors acknowledged the Debt and Terms of Conversion and ratified and approved the issuance of 70,000,000 shares of common stock to Jim Can in satisfaction of the Debt.  The shares were issued to Jim Can on February 3, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved).

None.

ITEM 5.  OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

On February 15, 2011, Kendall Dilling tendered his resignation as Secretary-Treasurer and a member of the Board of Directors of the Company. Therefore, as of the date of this Quarterly Report, the Board of Directors consists of the following members: Ilya Khasidov and Robert Baker. There were no disagreements or disputes between us and Kendall Dilling with regards to his resignation.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR

In accordance with the terms and provisions of the Stock Exchange Agreement, our Board of Directors pursuant to written consent resolutions from the Board of Directors and the majority Shareholders dated January 3, 2011 approved a change in our name from “BWI Holdings Inc.” to “Aquasil International Inc.” to better reflect our additional business operations involving the marketing and distribution of “Mineral Spring Water” (the “Name Change”), to be effective as of February 8, 2011. The articles of amendment to the articles of incorporation were filed with the Nevada Secretary of State of January 27, 2011 effecting the Name Change with an effective date of February 8, 2011.

FINRA received the necessary documentation and announced the Name Change to “Aquasil International Inc.” to take effect at the open of business on February 18, 2011. Our trading symbol for our shares on the OTC Bulletin Board has been changed to AQUS.OB. Our new cusip number is 03841W106.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

AQUASIL INTERNATIONAL INC.

Date: May 20, 2011	By:	/s/Ilya Khasidov
Ilya Khasidov
President and Chief Executive Officer

Date: May 20, 2011	By:	/s/Bruce Millroy
Bruce Millroy
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer