Form 10-Q
period 2011-06-30
Aquasil International Inc.
filed 2011-08-19
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-54252
(Commission File Number)

AQUASIL INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(I.R.S. Employer Identification No.)

380 Lexington Avenue, 17th Floor, New York, NY	10168
(Address of principal executive offices)	(Zip Code)

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

Yes [ X ] No [ ]

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

149,498,349 common shares outstanding as of August 10, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AQUASIL INTERNATIONAL INC.

PART I

ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KT for the fiscal year ended December 31, 2010.

Page

Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 to 9

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current
Cash	$669	$865
Total Assets	$669	$865

LIABILITIES
Current
Accounts payable and accrued liabilities	$283,082	$101,160
Advances from stockholders	245,187	922,527
Total Current Liabilities	528,269	1,023,687

STOCKHOLDERS’ DEFICIT
Capital stock –
Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 149,498,349 issued and outstanding	14,950	7,950
Additional Paid-in Capital	693,000	-
Deficit accumulated during the development stage	(1,235,550)	(1,030,772)
Total Stockholders’ Deficit	(527,600)	(1,022,822)
Total Liabilities and Stockholders’ Deficit	$669	$865
The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2011 and
from Inception (September 21, 2010) To June 30, 2011
(Unaudited)

	Three Months Ended	Six Months Ended	From Inception (September 21, 2010) to
	June 30, 2011	June 30, 2011	June 30, 2011
Revenue	$-	$-	$-

Operating Expenses
Professional fees	24,236	188,414	198,084
General and administrative expenses	6,821	16,364	16,499
Total operating expenses	31,057	204,778	214,583

Net Loss	$(31,057)	$(204,778)	$(214,583)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	149,498,349	136,348,892
The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2011 and
from Inception (September 21, 2010) To June 30, 2011
(Unaudited)

		From Inception
	Six Months Ended	(September 21, 2010)
	June 30, 2011	to June 30, 2011
Cash flows from operating activities
Net loss	$(204,778)	$(214,583)
Adjustment to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	181,922	181,922
Net cash provided by (used) in operating activities	(22,856)	(32,661)

Cash flows from Financing Activities
Acquisition of AquaSil Inc.	-	1,000
Advances from stockholders	22,660	32,330
Net cash provided by financing activities	22,660	33,330

(Decrease) Increase in cash during the period	(196)	669
Cash, beginning of period	865	-
Cash, end of period	$669	$669

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$700,000	$700,000
The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period From Inception (September 21, 2010) To June 30, 2011

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the State of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company’s name to BWI Holdings, Inc. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company’s name to Aquasil International Inc. (the “Company”).

On December 30, 2010, the Company entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York Company(“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000,000 shares of the Company’s common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became a wholly-owned subsidiary of the Company

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period From Inception (September 21, 2010) To June 30, 2011

3.       RECENT ACCOUNTING PRONOUNCEMENTS

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-K.

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

5.       ADVANCES FROM STOCKHOLDERS

On February 3, 2011, the Company issued 70,000,000 shares of common stock in settlement of $700,000 of advances from stockholders.

These advances represent amounts loaned to the business by principal stockholders and are unsecured, non-interest bearing and due on demand.

6.      COMMON STOCK

On January 21, 2011, the Company amended its articles of incorporation to increase its authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

On February 3, 2011, the Company issued 70,000,000 shares of common stock at $0.01 per share in settlement of $700,000 of advances from stockholders.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity; competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans; business  disruptions; the ability  to attract  and  retain  qualified  personnel; the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2010, and 2009, together with notes thereto.

General Development of Business

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the state of Nevada.  A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company's name to BWI Holdings, Inc. On November 7, 2008 the Company also increased the authorized capital to 100,000,000 shares of common stock and 200,000,000 shares of preferred stock.  A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company's name to Aquasil International Inc. (the "Company").  On January 21, 2011, we amended our articles of incorporation to increase our authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

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

Current Operations

The Company, through its wholly owned subsidiary, AquaSil, Inc.,  will engage in the distribution of the mineral water produced by Khasid ICT, the licensor, under the name “Mineral Silver Water”. Water is life – this is an ancient eastern wisdom. This saying is also true for our days. The technological influence of the humankind on the environment has potentially reached threatening levels.  The use of pesticides in the agriculture, the influence of chemical production, auto transport, worn-out utility lines – this list of the factors which decrease the quality of the water is far from complete. Based on United Nations data, management believes that inhabitants of our planet experience the deficit of water and about 70% of inhabitants consume drinking water of poor quality. With each year the problem of water consumption becomes increasingly urgent, especially in the arid regions of Asia, Africa and etc. The situation here can be described as very pressing, both in the sense of scarcity and quality of water.

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

In this remote location, Khasid ICT, AquaSil Inc's licensor has acquired a section of land and constructed a water intake facility with environmentally protected conservation zone on the basis of the natural, self-effusing spring, with the debit of water 50 m3 in a 24 hour period, which ensures intake and dispatch of the superb, ecologically clean mineral water " Mineral Silver Water" with the natural silver content. At the same time, at the distance of 30 km from the mineral spring in the city of Dushanbe, Khasid has built a plant, equipped with the continuous production cycle facilities for the production of polyethylene terephthalate (“PET”) bottles, bottling and packing of the finished product. Distribution of the finished product is carried out through the network of retail outlets and the foreign Embassies of the city and the republic.

Liquidity and Capital Resources

As of June 30, 2011 the Company had total cash of $669 and a working capital deficit of ($527,600) as compared to December 31, 2010 with $865 in cash and a working capital deficit of $1,022,822.  Since inception, the Company has financed its working capital needs through advances from stockholders. The Company believes it will require up to $1,000,000 in order to meet its proposed business operations over the next twelve months.  The Company requires $250,000 for operating expenses including but not limited to marketing and advertising of its new products, $250,000 for general and administrative expenses and $500,000 for inventory.  The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

The Company is a development stage company and is dependent on raising capital to commence principal operations.  The Company has not begun operations of its acquired business, has incurred a loss for the period and is dependent on debt financing for its operating cash flow. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing. Management is currently seeking financing through a possible private offering of common stock, which will be used to finance operations.

Results of Operations

For the six month period ended June 30, 2011, the Company has incurred professional fees totaling $188,414 and general and administrative fees totaling $16,364, with $24,236 in professional fees and $6,821 in general and administrative was incurred in the three months ended June 30, 2011.  There are no comparable expenditures for the period ended June 30, 2010 as the reverse merger occurred in September, 2010.   The Company has not yet generated any revenues and is only able to undertake limited operations until such time as sufficient funding can be raised for operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2011.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.           RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.              REMOVED AND RESERVED

ITEM 5.              OTHER INFORMATION

On August 11, 2011, Mr. Bruce Milroy the Company’s Chief Financial Officer resigned and Mr. Ilya Khasidov, the Company’s current Chief Executive Officer, President, Secretary and Treasurer was appointed Chief Financial Officer, making Mr. Khasidov the sole officer of the Company.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AQUASIL INTERNATIONAL INC.

Date:	August 19, 2011	By:	/s/ Ilya Khasidov
		Name:	Ilya Khasidov
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)