Form 10-Q
period 2011-09-30
Aquasil International Inc.
filed 2011-11-21
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

149,498,349 common shares outstanding as of October 31, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AQUASIL INTERNATIONAL INC.

PART I

ITEM 1.                                                      CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KT for the fiscal year ended December 31, 2010.

Page

Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-9

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current
Cash	$-	$865
Total Assets	$-	$865

LIABILITIES
Current
Bank indebtedness	$1,751	$-
Accounts payable and accrued liabilities	285,415	101,160
Advances from stockholders	248,687	922,527
Total Current Liabilities	535,853	1,023,687

STOCKHOLDERS’ DEFICIT
Capital stock –
Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 149,498,349 and 79,498,349 issued and outstanding as at September 30, 2011 and December 31, 2010 respectively	14,950	7,950
Additional Paid-in Capital	693,000	-
Deficit accumulated during the development stage	(1,243,803)	(1,030,772)
Total Stockholders’ Deficit	(535,853)	(1,022,822)
Total Liabilities and Stockholders’ Deficit	$-	$865

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2011 and
from Inception (September 21, 2010) To September 30, 2011
(Unaudited)

	Three months ended September 30, 2011	From Inception (September 21, 2010) to September 30, 2010	Nine months ended September 30, 2011	From Inception (September 21, 2010) to September 30, 2011

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	6,821	-	195,235	204,905
General and administrative expenses	1,432	-	17,796	17,931
Total operating expenses	8,253	-	213,031	222,836

Net Loss	$(8,253)	$-	$(213,031)	$(222,836)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	149,498,349	79,498,063	140,780,210

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2011 and
from Inception (September 21, 2010) To September 30, 2011
(Unaudited)

	Nine Months Ended September 30, 2011	From Inception (September 21, 2010 to September 30, 2010	From Inception (September 21, 2010) to September 30, 2011

Cash flows from operating activities
Net loss	$(213,031)	$-	$(222,836)
Adjustment to reconcile net loss to cash used by operations:	-		-
Bank indebtedness	1,751	-	1,751
Accounts payable and accrued liabilities	184,255	-	184,255
Net cash provided by (used) in operating activities	(27,025)	-	(36,830)

Cash flows from Financing Activities
Acquisition of AquaSil Inc.	-	-	1,000
Advances from stockholders	26,160	-	35,830
Net cash provided by financing activities	26,160	-	36,830

(Decrease) Increase in cash during the period	(865)	-	-
Cash, beginning of period	865	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest	$-	-	$-
Income taxes	$-	-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$700,000	-	$700,000
The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period From Inception (September 21, 2010) To September 30, 2011

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

These consolidated financial statements include the accounts of Aquasil International Inc. and its wholly owned subsidiary, AquaSil for the nine month period ended September 30, 2011 and for the period from inception of AquaSil (September 21, 2010) to September 30, 2011.. All significant intercompany balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period From Inception (September 21, 2010) To September 30, 2011

3.       RECENT ACCOUNTING PRONOUNCEMENTS

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2010 Annual Report on Form 10-KT.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended August 31, 2010, and 2009, and our audited financial statements on Form 10-KT for December 31, 2010 together with notes thereto.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company" or "Aquasil International," refers to Aquasil International Inc.

Current Operations

The Company, through its wholly owned subsidiary, AquaSil, Inc. will engage in the distribution of the mineral water produced by Khasid ICT, the licensor, under the name “Mineral Silver Water”. Water is life – this is an ancient eastern wisdom. This saying is also true for our days. The technological influence of the humankind on the environment has potentially reached threatening levels.  The use of pesticides in the agriculture, the influence of chemical production, auto transport, worn-out utility lines – this list of the factors which decrease the quality of the water is far from complete. Based on United Nations data, management believes that inhabitants of our planet experience the deficit of water and about 70% of inhabitants consume drinking water of poor quality. With each year the problem of water consumption becomes increasingly urgent, especially in the arid regions of Asia, Africa and etc. The situation here can be described as very pressing, both in the sense of scarcity and quality of water.

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

In this remote location, Khasid ICT, AquaSil, Inc.'s licensor has acquired a section of land and constructed a water intake facility with environmentally protected conservation zone on the basis of the natural, self-effusing spring, with the debit of water 50 m3 in a 24 hour period, which ensures intake and dispatch of the superb, ecologically clean mineral water " Mineral Silver Water" with the natural silver content. At the same time, at the distance of 30 km from the mineral spring in the city of Dushanbe, Khasid has built a plant, equipped with the continuous production cycle facilities for the production of polyethylene terephthalate (“PET”) bottles, bottling and packing of the finished product. Distribution of the finished product is carried out through the network of retail outlets and the foreign Embassies of the city and the republic.

Liquidity and Capital Resources

As of September 30, 2011 the Company had no cash and a working capital deficit of ($535,853) as compared to December 31, 2010 with $865 in cash and a working capital deficit of ($1,022,822).  Since inception, the Company has financed its working capital needs through advances from stockholders. The Company believes it will require up to $1,000,000 in order to meet its proposed business operations over the next twelve months.  The Company requires $250,000 for operating expenses including but not limited to marketing and advertising of its new products, $250,000 for general and administrative expenses and $500,000 for inventory.  The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

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

Results of Operations

For the nine month period ended September 30, 2011, the Company has incurred professional fees totaling $195,235 and general and administrative fees totaling $17,796, with $6,821 in professional fees and $1,432 in general and administrative incurred in the three months ended September 30, 2011.  The Company has not yet generated any revenues and is only able to undertake limited operations until such time as sufficient funding can be raised for operations.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2011.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2011 was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

AQUASIL INTERNATIONAL INC.

Date:	November 18, 2011	By:	/s/ Ilya Khasidov
		Name:	Ilya Khasidov
		Title:	President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)