Form 10-K
period 2011-12-31
Aquasil International Inc.
filed 2012-04-16
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54252
Commission File Number

AQUASIL INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

952 N. Western Ave., Los Angeles, CA	90029
(Address of principal executive offices)	(Zip Code)

(888) 744-7090
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $2,782,442 (based on 79,498,349 shares held by non-affiliates as at June 30,. 2011 and a June 30, 2011 closing market price of $0.035 per share) as of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

191,498,349 shares of common stock issued and outstanding as of April 5, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Aquasil" mean Aquasil International Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 952 N. Western Ave., Los Angeles, CA 90029. Our telephone number is 888-744-7090.

Our common stock is quoted on the OTCQB (“Over-the-Counter Markets”) under the symbol "AQUS".

Overview

We were incorporated on December 10, 2006 as Gray Creek Mining, Inc. under the laws of the state of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company's name to BWI Holdings, Inc. On November 7, 2008 the Company also increased the authorized capital to 100,000,000 shares of common stock and 200,000,000 shares of preferred stock. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company's name to Aquasil International Inc. On January 21, 2011, we amended our articles of incorporation to increase our authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

Effective December 30, 2010, BWI Holdings, Inc., entered into a stock exchange agreement with Aquasil Inc., a New York corporation (“Aqus”), and Ilya Khasidov, the sole shareholder of Aqus. In accordance with the terms and provisions of the stock exchange agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Aqus held of record by Ilya Khasidov in exchange for issuance of an aggregate 70,000,000 shares of our restricted common stock to the Ilya Khasidov. On January 21, 2011, we amended our articles of incorporation to increase our authorized share capital from 100,000,000 to 500,000,000 shares of common stock. Subsequent to the merger, the Corporation had 79,498,063 issued and outstanding shares of common stock and the Aquasil Shareholder owned 88% of the common stock of the Corporation.  On December 1, 2011, Mr. Ilya Khasidov resigned as officer and director of the Company and Mr. Robert Baker was appointed sole officer and director and on February 9, 2012, Mr. Robert Baker acquired 70,000,000 shares of the Company from Mr. Khasidov, thus effecting a change in control of the Company.

Subsequent to the period covered by this Annual Report, on February 1, 2012,  we entered into an acquisition agreement  with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) to acquire the rights to certain intellectual property for a proprietary software application called EviCAT© in exchange for the issuance of 14,000,000 shares of our restricted common stock.  Pursuant to the acquisition, Mr. James Brooks was appointed an officer and director of the Company.

Subsequent to the period covered by this Annual Report, on March 31, 2012 we divested ourselves of the shares of our wholly-owned subsidiary Aquasil Inc. for no consideration.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

The Company is strictly a licensor of our software.   We do not, nor do we intend to operate a shipping business. Our business plan is to provide software to exclusive licensees worldwide, some of whom will be required under their license agreement to operate using the name “Oveldi” in their business name to further enhance the recognition of the name globally as well as provide unified branding. This is not a franchise model nor are these subsidiaries of the Company. The license agreements require that companies operating under this agreement pay 95% of their profits to us in exchange for the rights to use the software known as EviCAT and to gain access to the services and systems connected to the EviCAT network.

Our Software

We provide production line management and shipping software to channel partners who are primarily shipping companies that use the software to obtain shipping contracts.  Our software is licensed to channel partners and it is installed as a monitoring tool at the manufacturing level.  It provides the importer with real-time statistics from the production line.   Knowing the status of an order can greatly reduce costs.    Our software can also be connected to governmental customs systems to report the shipments of products electronically complying with new regulations and producing all of the documentation required for shipping automatically for the shipper.  It also increases efficiencies inside the manufacturing facility.

Market, Customers and Distribution Methods

The Company will license its software to Ocean Transport Intermediary or Non-Vessel Operating Common Carrier (OTI or NVOCC). Smaller shippers, with less-than-container-load (LCL) shipments, can take advantage of the lower costs associated with being a big shipper which is facilitated by the consolidation effect created by our software and the unified branding offered by the Company. NVOCCs book space on steamships in large quantities at lower rates and sell space to shippers in smaller amounts. NVOCCs consolidate small shipments into container loads that move under one bill of lading. Services typically offered by NVOCCs, in addition to customary services provided by freight forwarders, are consolidation of freight, and financial liability for goods due to loss or damage during transport. NVOCCs operate as carriers and should be evaluated by applying the same service, price, and delivery standards.  EviCAT increases their competitive advantage by providing importers with valuable and timely information from the export production and manufacturing facilities.

Through consolidation, our channel partners have secured contracts with Maersk and Hapag-Lloyd that are less than that of the retail cost. These channel partners also ship bulk freight. Bulk freight requires the booking of an entire vessel. The shipment size often determines the vessel size as a small shipment is normally around 25,000 MT which is the size of a small feeder ship. The largest ships for dry freight are around 150,000 MT but cannot sail through canals or locks. The ideal size is PANAMAX which is up to 80,000 MT.

Currently, our software is being utilized by Oveldi Ltd. of Bridgetown, Barbados, Oveldi USA LLC, Oveldi International Ltd. and Oveldi Canada Ltd.    We are currently in the process of finalizing licensing agreements with these companies.   They currently have common management with us through James Brooks, our President and a director.

Competition

Short term challenges include managing competitive products, proper capitalization for growth, assembling a strong management team, and establishing strong initial relationships with key clients. Although we believe we have a unique and unchallenged approach in the marketplace it is our challenge to provide world-class software to our channel partners whose competitors are numerous and consist of multi-billion dollar global corporations competing for lucrative container business and manufacturing contracts. Companies like APL, owned by Singapore’s Neptune Orient Lines, have been in the electronic container tracking and management business since 2001, and have developed some of the world’s most sophisticated tracking and inventory management technology. Hanjin Logistics of Korea has production management technology as well as tracking technology and is another serious global competitor. Longer-term challenges will include maintaining good relationships with foreign governments and in providing clients with competitive products. Without the ongoing support and expertise of our Company, we believe that these channel partners will lose their advantage and our revenue is directly tied to their profits.

Intellectual Property

The intellectual property of the Company consists of the software system known as EviCAT which, although not registered is legally protected in 17 USC § 102 of the US Copyright Protection Act, the Company’s domains (oveldi.com and evicat.com) as well as the written materials on those websites.

Research and Development

We did not incur any research and development expenses during the period from September 21, 2010 (inception) to our fiscal year ended December 31, 2011.

Further, the Company has not expended any funds on research and development of its recently acquired EviCAT software as all research and development costs were undertaken prior to the acquisition of the software.

Reports to Security Holders

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Need for Any Government Approval of Principal Products or Services

We do not require any Government approval for the licensing or marketing of our proprietary software.

Effects of Existing or Probable Government Regulations on Our Business

The Company is not currently aware of any existing or probable government regulations that will impact our business.

Employees

As of December 31, 2011 we did not have any employees.  The Company has been managed by its officers and directors through December 31, 2011.

We may retain employees and consultants for our new business, however at this time we cannot determine how many employees may be required.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and as such we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our executive staff offices remotely from corporate offices in Los Angeles, CA, which are our principal offices and are currently provided free of charge by Oveldi USA LLC.  These offices provide mail, and the use of office facilities as required.    Our President, James Brooks provides office space where he works in his country of residence, free of charge to the Company.  Our office is located at 952 N. Western Ave., Los Angeles, CA 90029. Our telephone number is 888-744-7090.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Markets (OTC/QB) under the trading symbol “AQUS”. Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2011 and December 31, 2010.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2011	0.10	0.051
3rd Quarter ended 09/30/2011	0.1611	0.0045
2nd Quarter ended 06/30/2011	0.075	0.02
1st Quarter ended 03/31/2011	0.10	0.051

4th Quarter ended 12/31/2010	0.05	0.06
3rd Quarter ended 09/30/2010	0.08	0.12
2nd Quarter ended 06/30/2010	.599	1.80
1st Quarter ended 03/31/2010	1.20	7.30

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of April 5, 2012, there were 828 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid any cash dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On February 3, 2011, the Company issued 70,000,000 shares of common stock at $0.01 per share in settlement of $700,000 of advances from stockholders.

On  February 27, 2012, the Company issued a total of 14,000,000 shares to Oveldi Canada Ltd. pursuant to an acquisition agreement between the Company and Oveldi Canada Ltd, entered into on February 1, 2012.

On February 27, 2012, the Company issued a total of 25,000,000 shares to Robert Baker as consideration for his services as a director and officer from the date of appointment to the date of issuance.

On February 27, 2012, the Company issued a total of 3,000,000 shares to a shareholder of the Company in settlement of certain advances made by the shareholder.

The issuance of the shares on February 27, 2012 to various shareholders was conducted by the Company and was issued in reliance Regulation S of the Securities Act of 1933, as amended.There were no other unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

-
the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and monthly account statements showing the market value of each penny stock held in the customer's account.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Summary

The Company intends to pursue the marketing and licensing of its proprietary software EviCAT which it acquired in February, 2012.

Liquidity & Capital Resources

We are a development stage company engaged in the exploitation of our proprietary software. To date, we have not generated any revenues.

As of December 31, 2011 the Company had no cash and a working capital deficit of $543,852 as compared to December 31, 2010 with a working capital deficit of $1,022,822. Since inception, the Company has financed its working capital needs through advances from stockholders. The Company believes it will require up to $1,000,000 in order to meet its proposed business operations over the next twelve months. The Company requires $250,000 for operating expenses including but not limited to marketing and advertising of its software, $250,000 for general and administrative expenses and $500,000 which will be allocated as follows: $240,000 for travel and promotional consideration, office expenses of $30,000 starting in June 2012, $180,000 for salaries of permanent administrative, managerial and software development staff and $50,000 for exploration of a break bulk terminal management software system. The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

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

Results of Operations

For the fiscal year ended December 31, 2011, the Company incurred professional fees totaling $199,767 and general and administrative fees totaling $19,976, with $9,670 in professional fees and $135 in general and administrative incurred in the fiscal year ended December 31, 2010. The Company has not yet generated any revenues and is only able to undertake limited operations until such time as sufficient funding can be raised for operations.

Cash on hand at December 31, 2011 was $Nil as compared to $865 as of December 31, 2010. Our total liabilities were $543,852 as at December 31, 2011 as compared to $1,023,687 as at December 31, 2010. This significant change was as a result of the settlement by the issuance of 70,000,000 shares of $700,000 of debt advances from principal stockholders offset by an increase in accounts payable from $101,160 (2010) to $238,977 (2011), short term loans in the amount of $54,412 (2011) as compared to short term loans of $nil (2010).  During fiscal 2011 the Company received stockholder advances of $27,936.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2011
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aquasil International Inc. and subsidiary:

We have audited the accompanying consolidated balance sheets of Aquasil International Inc. and subsidiary (the “Company”) (a development stage company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, statement of changes in stockholders’ deficit, and cash flows for the years then ended and the cumulative period from inception (September 21, 2010) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquasil International Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (September 21, 2010) through December 31, 2011 in conformity with US generally accepted accounting principles.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Ontario, Canada

April 16, 2012

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current
Cash	$-	$865
Total Assets	$-	$865

LIABILITIES
Current
Accounts payable and accrued liabilities	238,977	101,160
Short term notes	54,412	-
Advances from stockholders	250,463	922,527
Total Current Liabilities	543,852	1,023,687

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 149,498,349 and 79,498,349 issued and outstanding as at December 31, 2011 and December 31, 2010 respectively	14,950	7,950
Additional Paid-in Capital	693,000	-
Deficit accumulated during the development stage	(1,251,802)	(1,030,772)
Total Stockholders’ Deficit	(543,852)	(1,022,822)
Total Liabilities and Stockholders’ Deficit	$-	$865

The accompanying notes are an integral part of these consolidated financial statements

H.

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the fiscal years ended December 31, 2011 and 2010
and for the period from
Inception to December 31, 2011

			Inception
	Fiscal Year Ended		(September 21, 2010)
	December 31,		Through
	2011	2010	December 31, 2011

Revenue	$-	$-	$-

Operating Expenses
Professional fees	199,767	9,670	209,437
General and administrative expenses	19,976	135	20,111
Total operating expenses	219,743	9,805	229,548
Operating loss	(219,743)	(9,805)	(229,548)

Other Income (expense)
Interest expense	(1,287)	-	(1,287)

Net Loss	$(221,030)	$(9,805)	$(230,835)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	142,977,659	10,191,132

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Deficit
For The Period From Inception (September 21, 2010) To December 31, 2011

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares issued	Par Value	Capital	Deficit	Equity (Deficit)
Balance, September 21, 2010	9,498,063	$950	$11,781,626	$(12,796,593)	$(1,014,017)
Acquisition of AquaSil Inc.	70,000,000	7,000	(11,781,626)	11,775,626	1,000
Net loss	-	-	-	(9,805)	(9,805)
Balance, December 31, 2010	79,498,063	7,950	-	(1,030,772)	(1,022,822)
Shares issued to settle debt	70,000,000	7,000	693,000	-	700,000
Net loss	-	-	-	(221,030)	(221,030)
Balance, December 31, 2011	149,498,063	$14,950	$693,000	$(1,251,802)	$(543,852)

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the fiscal years ended December 31, 2011 and 2010
and For the Period From Inception (September 21, 2010) to December 31, 2011

			Inception
	Fiscal Year Ended		(September 21, 2010)
	December 31,		Through
	2011	2010	December 31, 2011

Cash flows from operating activities
Net loss	$(221,030)	$(9,805)	$(230,835)
Adjustment to reconcile net loss to cash used by operations:
Accounts payable and accrued liabilities	137,817	-	137,817
Net cash used in operating activities	(83,213)	(9,805)	(93,018)

Cash flows from Financing Activities
Acquisition of AquaSil Inc.	-	1,000	1,000
Proceeds from short term notes	54,412	-	54,412
Advances from stockholders	27,936	9,670	37,606
Net cash provided by financing activities	82,348	10,670	93,018

(Decrease) Increase in cash during the period	(865)	865	-
Cash, beginning of period	865	-	-
Cash, end of period	$-	$865	$-

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$700,000	$-	$700,000

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2011

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Gray Creek Mining, Inc. was incorporated on December 10, 2006 under the laws of the State of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company’s name to BWI Holdings, Inc. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company’s name to Aquasil International Inc. (the “Company”).

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

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.  Subsequent to the period covered by these financial statements, on March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business.

Subsequent to the period covered by these financial statements, the Company entered into an agreement to acquire the rights to certain intellectual property for a proprietary software application called EviCAT©.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Aquasil International Inc. and its wholly owned subsidiary, AquaSil for the period ended December 31, 2011 and for the cumulative period from inception of AquaSil (September 21, 2010) through December 31, 2011. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2011

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statement of Operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2011

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subsequent to the period covered by these financial statements, on March 31, 2012, the Company divested itself of its wholly-owned subsidiary AquaSil and no longer holds any rights to any licensing agreements.

5.       ADVANCES FROM STOCKHOLDERS

On February 3, 2011, the Company issued 70,000,000 shares of common stock in settlement of $700,000 of advances from principal stockholders.

The amount of $250,463 and $922,527 at December 31, 2011 and 2010, respectively, consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations. The amounts are unsecured, non-interest bearing and due on demand.

6.    SHORT TERM NOTES

As of December 31, 2011, the Company owed $54,412 (December 31, 2010 – Nil) of short term notes. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the period ended December 31, 2011, the Company recorded accrued interest expense of $1,287 (December 31, 2010 – Nil).

7.    COMMON STOCK

On January 21, 2011, the Company amended its articles of incorporation to increase its authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

On February 3, 2011, the Company issued 70,000,000 shares of common stock at $0.01 per share in settlement of $700,000 of advances from stockholders.

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2011

8.    SUBSEQUENT EVENTS

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Company agreed to acquire the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Company acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000,000 shares of the Corporation’s restricted common stock.  The shares of common stock were issued on February 27, 2012, and have been valued at $0.01 per share, totaling $140,000, the fair market value of the shares on the date of issuance.

On February 27, 2012, the Company issued a total of 25,000,000 shares of common stock to Robert Baker as consideration for his services as a director and officer from the date of appointment to the date of issuance, valued at $25,000.

On February 27, 2012, the Company issued a total of 3,000,000 shares of common stock in settlement of advances made by a stockholder totaling $3,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended December 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)      Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3) Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5) Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
James Brooks	41	Director, Chief Executive Officer, President	February 1, 2012
Robert Baker	42	Director, Secretary, Chief Financial Officer and Treasurer	December 1, 2011

James Brooks, President, Chief Executive Officer, and Director

Since 2006, Mr. Brooks has been the President and Chief Executive Officer of Oveldi Worldwide Shipping, which is an ocean transport intermediary and technology Company with a world leading production line monitoring, management and tracking system called EviCAT which was developed and designed by Oveldi under Mr. Brooks’ guidance.

Mr. Brooks has over 23 years of hands-on experience in the transportation industry, 12 of which were in designing, building, and introducing new technologies to the industry including the software ‘Pipeline’, developed in-house by his former company Urban Dispatch (UDL) where he held the CEO role until 2006. The technology developed by Mr. Brooks transformed the magazine distribution business in Canada and UDL currently controls the distribution of nearly all magazines in Western Canada. Further, UDL is a close partner with the largest (over 50%) magazine distributor in the United States, a company that spends nearly $1B annually distributing magazines. Mr. Brooks has also been responsible for major projects requiring complex transport solutions for the oil & gas industry in the Middle East and for developing software that has consolidated small courier companies throughout Canada and the United States, putting them in direct competition with Federal Express and United Parcel Service.

Mr. Brooks was nominated as Entrepreneur of the Year in 2005 by Ernst & Young in Canada, was nominated for Top 40 Under 40 by Caldwell Partners and a member of the Messenger Courier Association of the Americas.

Mr. Brooks speaks French and Spanish fluently and has limited abilities to speak Mandarin and Russian.  Mr. Brooks is not a director or officer of any other reporting issuer.

Robert Baker, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Mr. Baker has owned and operated Baker Plumbing & Heating Ltd. for the past twelve years in Calgary.  He employs fifteen people in the operation.   Mr. Baker is also a director and officer of Global Resource Energy Inc., a reporting issuer with the Securities and Exchange Commission.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include any independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee and Charter

We do not currently have an audit committee.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending December 31, 2011, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Ilya Khasidov	10% stockholder and former sole officer and director.	N/A	Late/1	N/A

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended December 31, 2011 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ilya Khasidov, CEO, CFO and President (resigned)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Baker(1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ilya Khasidov CEO, CFO and President	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jim Can, CEO/President (resigned)	2010	80,000	-0-	-0-	-0-	-0-	-0-	-0-	80,000
Branislav Jovanovic, COO (resigned)	2010	84,250	-0-	-0-	-0-	-0-	-0-	-0-	84,250
Bruce Milroy, CFO (resigned)	2010	58,250	-0-	-0-	-0-	-0-	-0-	-0-	58,250
(1)  On February 27, 2012, the Company approved the issuance of 25,000,000 shares of stock to Mr. Baker as consideration for services from December 1, 2011.   We have not included those shares in this table as they were issued subsequent to the period covered by this report.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company does not currently have any employment agreements or consulting agreements with any of our officers or directors.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Baker	-0-	-0-	-0-	-0-	-0-
Ilya Kahsidov	-0-	-0-	-0-	-0-	-0-

During the most recent fiscal year, no directors were provided any compensation for their role as directors.

The Company has made no arrangements for the cash remuneration of its directors, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No further remuneration has been paid to the Company’s directors for services to date, other than the stock awards granted as disclosed in the table above.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of April 5, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of eneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Robert Baker Compartment 17, Site 9, RR9 LCD8, Calgary, AB T2J5G5	95,001,859 shares held directly	49.61%
Common Stock	James Brooks 3505-19th Street SW Calgary, AB T2T 4T9	14,000,000 shares held indirectly(2)	7.3%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 191,498,349 shares of common stock outstanding as of April 5, 2012.
(2)  Mr. Brooks has voting control over the shares which are held under Oveldi Canada Ltd.

Security Ownership of Management

The following table shows, as of  April 5, 2012, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Robert Baker	95,001,859 shares held directly	49.61%
Common Stock	James Brooks	14,000,000 shares held indirectly(2)	7.3%
	All Officers and Directors as a Group		56.91%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 5, 2012are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on shares of common stock outstanding as of April 5, 2012 .
(2)  Mr. Brooks has voting control over the shares which are held under Oveldi Canada Ltd.

Changes in Control

On December 1, 2011, Mr. Ilya Khasidov resigned as officer and director of the Company and Mr. Robert Baker was appointed sole officer and director and on February 9, 2012, Mr. Robert Baker acquired 70,000,000 shares of the Company from Mr. Khasidov, thus effecting a change in control of the Company.

There are currently no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as disclosed herein, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None.

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.  We have not yet determined any policies for determining the independence of directors.   We intend to develop these policies during fiscal 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

DNTW Chartered Accountants, LLP have been our principal accountants since inception.  The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended December 31, 2011 and 2010:

Services	2011 $	2010 $
Audit fees	38,760	82,100
Audit related fees	-	-
Tax fees	-	-
Total fees	38,760	82,100

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements and the review of the Company's financial statements and quarterly reports.

Tax fees included tax planning and various taxation matters.

Pre-Approval Policies and Procedures

We have not yet implemented pre-approval policies and procedures related to the provision of audit and non-audit services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
10.2	Acquisition Agreement between Aquasil International Inc. and Oveldi Canada Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on February 2, 2012
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUASIL INTERNATIONAL INC.

Date:	April 16, 2012	By:	/s/ James Brooks
		Name:	James Brooks
		Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

AQUASIL INTERNATIONAL INC.

Date:	April 16 , 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 16, 2012	By:	/s/ James Brooks
		Name:	James Brooks
		Title:	Chief Executive Officer, President, Director (Principal Executive Officer)

Date:	April 16, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)