Form 10-Q
period 2012-03-31
Aquasil International Inc.
filed 2012-06-18
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

191,498,349 common shares outstanding as of May 17, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

AQUASIL INTERNATIONAL INC.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 to 11

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS
Current
Cash	$-	$-
Total Current Assets	-	-

Intangibles, net	137,667	-
Total Assets	$137,667	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	247,497	238,977
Short term notes	54,412	54,412
Advances from stockholders	250,463	250,463
Total Current Liabilities	552,372	543,852

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 191,498,349 and 149,498,349 issued and outstanding as at March 31, 2012 and December 31, 2011 respectively	19,150	14,950
Additional Paid-in Capital	1,081,800	693,000
Deficit accumulated during the development stage	(1,515,655)	(1,251,802)
Total Stockholders’ Deficit	(414,705)	(543,852)
Total Liabilities and Stockholders’ Deficit	$137,667	$-

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive loss
For The Three Months Ended March 31, 2012 and 2011
and for The Period From
Inception to March 31, 2012

			Inception
	Three Months Ended		(September 21, 2010)
	March 31,		Through
	2012	2011	March 31, 2012

Revenue	$-	$-	$-

Operating Expenses
Professional fees	3,717	164,178	213,154
Amortization	2,333	-	2,333
Stock-based compensation	250,000	-	250,000
General and administrative expenses	6,718	9,543	26,829
Total operating expenses	262,768	173,721	492,316
Operating loss	(262,768)	(173,721)	(492,316)

Other Income (expense)
Interest expense	(1,085)	-	(2,372)

Net loss and comprehensive loss	$(263,853)	$(173,721)	$(494,688)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	151,344,503	123,053,619

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.  AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2012 and 2011
and For the Period From Inception (September 21, 2010) to March 31, 2012

			Inception
	Three Months Ended		(September 21, 2010)
	March 31,		Through
	2012	2011	March 31, 2012

Cash flows from operating activities
Net loss	$(263,853)	$(173,721)	$(494,688)
Adjustment to reconcile net loss to cash used in operations:
Stock-based compensation	250,000	-	250,000
Amortization	2,333	-	2,333
Accrued interest	1,085	-	2,372
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	10,435	153,146	146,965
Net cash used in operating activities	-	(20,575)	(93,018)

Cash flows from financing activities
Acquisition of AquaSil Inc.	-	-	1,000
Proceeds from short term notes	-	-	54,412
Advances from stockholders	-	20,160	37,606
Net cash provided by financing activities	-	20,160	93,018

Decrease in cash during the period	-	(415)	-
Cash, beginning of period	-	865	-
Cash, end of period	$-	$450	$-

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$-	$-	$700,000
Common stock issued to purchase intellectual property	140,000	-	140,000
Common stock issued for stock-based compensation	250,000	-	250,000
	$390,000	$-	$1,090,000

The accompanying notes are an integral part of these consolidated financial statements

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To March 31, 2012

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

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.  On March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business. The divesture occurred by way of a return of the shares of the subsidiary, AquaSil to the former shareholder, Ilia Khasidov. The Company has consolidated AquaSil up to March 31, 2012.  As of April 1, 2012, the Company will deconsolidate the investment in AquaSil.

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Corporation acquired the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000,000 shares of the Corporation’s restricted common stock.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Aquasil International Inc. and its wholly owned subsidiary, AquaSil for the three month period ended March 31, 2012 and for the period from inception of AquaSil (September 21, 2010) to March 31, 2012. All significant intercompany balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To March 31, 2012

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.

Intangible Assets

Acquired intangible assets are recognized at cost and are classified as assets with finite useful lives. The Company amortizes the intangible assets with five years using the straight-line method over the estimated economic lives of the assets.

Recent Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2011 Annual Report on Form 10-K.

4.       INTANGIBLES

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Corporation acquired the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000,000 shares of the Corporation’s restricted common stock. The shares of common stock were issued on February 27, 2012, and the transaction was valued at the fair market value of the Company’s common stock on the date of issuance of $0.01 per share, totaling $140,000.  The software application has been identified as an intangible asset, with a useful life of five years.  At the present time the Company is evaluating applications for the licensing of EviCAT© to third party users.

During the three month period ended March 31, 2012, amortization of purchased intangible assets included in operating expenses was $2,333 compared to NIL in the same period of fiscal 2011.

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To March 31, 2012

5.       LICENSE AGREEMENT

On October 25, 2010, the Company’s subsidiary, AquaSil, entered into a license agreement (the “License Agreement”) with Khasid ICT, a corporation organized under the laws of the country of Tajikistan and controlled and managed by a controlling stockholder of the Company. Under the agreement, AquaSil has been granted an exclusive, sub-licensable, assignable, royalty-bearing license to use the Formula “ROSS TJ 72 N00422” (the “Formula”) for the purpose of selling the licensed products, as defined, throughout the world. Royalties are due quarterly, calculated at the rate of 5% of gross revenues. The term of the license is through December 31, 2020, unless terminated earlier. The licensor may terminate the Agreement without cause with 180 days prior notice or immediately with written notice.  On March 31, 2012, the Company divested itself of its wholly-owned subsidiary AquaSil and no longer holds any rights under this Licensing Agreement.

6.       ADVANCES FROM STOCKHOLDERS

On February 3, 2011, the Company issued 70,000,000 shares of common stock in settlement of $700,000 of advances from principal stockholders.

The amount of $250,463 at March 31, 2012 (December 31, 2011 - $250,463) consisted of amounts owed to the principal stockholders of the Company for amounts advanced to fund business operations. The amounts are unsecured, non-interest bearing and due on demand.

7.    SHORT TERM NOTES

As of March 31, 2012, the Company owed $54,412 (December 31, 2011 – $54,412) of short term notes. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the three month period ended March 31, 2012, the Company recorded an interest expense of $1,085, which amount is included with accounts payable and accrued liabilities on the consolidated balance sheets.

8.    COMMON STOCK

On February 27, 2012, the Company issued 14,000,000 shares of the Corporation’s restricted common stock  to Oveldi Canada Ltd. pursuant to the agreement whereby the Company acquired the rights to the EviCAT© software. The shares of common stock were valued at $0.01 per share, totaling $140,000, the fair market value of the shares on the date of issuance.

On February 27, 2012, the Company issued a total of 25,000,000 shares to Robert Baker as consideration for management services from the date of his appointment as a director and officer to the date of issuance.  The shares were valued at the market value of the common stock of $0.01 for total consideration of $250,000. The Company recorded the amount of $250,000 as stock-based compensation.

On February 27, 2012, the Company issued a total of 3,000,000 shares to a shareholder of the Company in settlement of advances made by the shareholder totaling $3,000.

AQUASIL INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To March 31, 2012

9.    RELATED PARTY TRANSACTIONS

On February 27, 2012, the Company issued a total of 25,000,000 shares to Robert Baker as consideration for management services from the date of his appointment as a director and officer to the date of issuance.

10.           SUBSEQUENT EVENTS

On May 22, 2012, the shareholders holding a majority of the voting shares of the Company and the Board of Directors of the Company approved a name change of the Company from Aquasil International Inc. to Multi-Corp. International Inc and approved a reverse split of the current issued and outstanding common shares of the Company on the basis of one (1) new share for each one-thousand (1,000) shares currently held.   The effective date for this action is June 12, 2012 or such other date as may be approved by the requisite regulatory authorities.

On June 11, 2012, the Company’s CEO, President and a director, Mr. James Brooks resigned his positions. Mr. Robert Baker was appointed the Company’s sole officer and director.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements on Form 10-K for December 31, 2011 together with notes thereto.

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

As of March 31, 2012, the Company had no cash and a working capital deficit of $552,372 as compared to December 31, 2011 whereby the Company has no cash and a working capital deficit of $543,852. Since inception, the Company has financed its working capital needs through advances from stockholders and other short term loans. The Company believes it will require up to $1,000,000 in order to meet its proposed business operations over the next twelve months. The Company requires $250,000 for operating expenses including but not limited to marketing and advertising of its software, $250,000 for general and administrative expenses and $500,000 which will be allocated as follows: $240,000 for travel and promotional consideration, office expenses of $30,000 starting in June 2012, $180,000 for salaries of permanent administrative, managerial and software development staff and $50,000 for exploration of a break bulk terminal management software system. The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

The Company is a development stage company and is dependent on raising capital to commence principal operations. The Company has not commenced operations, has incurred a loss for the period and is dependent on additional financing to fund its operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company’s ability to continue as a going concern is dependent on its ability to raise capital. At present, the Company has no commitments for any additional financing for operations, other than those fees which the Company expects to have provided to maintain its reporting status. Management is currently seeking financing through a possible private offering of common stock, which will be used to finance operations.

Results of Operations

For the three month period ended March 31, 2012, the Company incurred total operating expenses of $262,768 which included professional fees totaling $3,717, amortization costs of $2,333, general and administrative fees totaling $6,718 and stock-based compensation expense of $250,000 as compared to the period ended March 31, 2011 where the Company incurred $173,721 which was comprised of $164,178 in professional fees and $9,543 in general and administrative fees.  The decrease in professional fees was related mainly to the fact that during 2011, the Company incurred substantial costs relating to the acquisition of AquaSil.  Stock-based compensation expense for the three month period ended March 31, 2012 were $250,000 compared to Nil for the comparable period ended March 31, 2011.

The Company has not yet generated any revenues and is only able to undertake limited operations until such time as sufficient funding can be raised for operations.

For the three month periods ended March 31, 2012 and March 31, 2011, we incurred losses of $263,853 and $173,721, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

On February 27, 2012, the Company issued 14,000,000 shares of the Corporation’s restricted common stock to Oveldi Canada Ltd. pursuant to the agreement whereby the Company acquired the rights to the EviCAT© software.

On February 27, 2012, the Company issued a total of 25,000,000 shares to Robert Baker as consideration for services rendered from the date of his appointment to the date of issuance.

On February 27, 2012, the Company issued a total of 3,000,000 shares to a shareholder of the Company in settlement of advances made by the shareholder on behalf of the Company totaling $3,000.

The Issuer relied upon the “Regulation S” exemption for the issuance of shares issued on February 27, 2012 as they were issued to non-residents of the U.S.  and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

Other than those disclosed herein, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable
ITEM 5. OTHER INFORMATION

On March 31, 2012, the Company divested its then wholly owned subsidiary AquaSil, Inc. due to the fact that the Company was unable to raise any funding as required to proceed with the development of the business, management had determined to undertake a new project and to concentrate its efforts on the development and marketing of its proprietary software EviCAT which it acquired in February, 2012.

On May 22, 2012, the shareholders holding a majority of the voting shares of the Company and the Board of Directors of the Company approved a name change of the Company from Aquasil International Inc. to Multi-Corp. International Inc and the reverse split of the current issued and outstanding shares of the Company on the basis of one (1) new share for each one-thousand (1,000) shares currently held.   The Effective Date for this action is June 12, 2012 or such other date as may be approved by the requisite regulatory authorities.

ITEM 6. EXHIBITS

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

AQUASIL INTERNATIONAL INC.

Date:	June 18, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer, Director (Principal Executive and Principal Financial and Accounting Officer