Form 10-Q
period 2012-06-30
MULTI-CORP INTERNATIONAL INC.
filed 2012-08-20
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-54252
(Commission File Number)

MULTI-CORP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1225125
(I.R.S. Employer Identification No.)

952 N. Western Ave., Los Angeles, CA	90029
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No (not required) [ X ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

193,087 common shares outstanding as of August 6, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

MULTI-CORP INTERNATIONAL INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Page

Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Loss	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 to 11

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS	As Of June 30, 2012	As Of December 31, 2011
Current
Cash	$-	$-
Total Current Assets	-	-

Intangibles, net	130,666	-
Total Assets	$130,666	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	266,240	238,977
Short term notes	54,412	54,412
Advances from stockholders	218,017	218,017
Liabilities of discontinued operations	-	32,446
Total Current Liabilities	538,669	543,852

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 193,087 and 149,498 issued and outstanding as at June 30, 2012 and December 31, 2011 respectively	19	15
Additional Paid-in Capital	1,100,931	707,935
Deficit accumulated during the development stage	(1,508,953)	(1,251,802)
Total Stockholders’ Deficit	(408,003)	(543,852)
Total Liabilities and Stockholders’ Deficit	$130,666	$-

The accompanying notes are an integral part of these consolidated financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For The Three and Six Months Ended June 30, 2012 and 2011
and for The Period FromInception (September 21, 2010) to June 30, 2012

	Three months ended June 30,		Six months ended June 30,		Inception (September 21, 2010) to June 30,
	2012	2011	2012	2011	2012

Operating Expenses
Professional fees	12,907	22,736	16,624	180,914	208,891
Amortization	7,000	-	9,333	-	9,333
Stock-based compensation	-	-	250,000	-	250,000
General and administrative expenses	4,751	6,731	11,469	16,119	30,945
Loss from continuing operations	(24,658)	(29,467)	(287,426)	(197,033)	(499,169)

Other Income (expense)
Interest expense	(1,086)	-	(2,171)	-	(3,458)
Loss before discontinued operations	(25,744)	(29,467)	(289,597)	(197,033)	(502,627)
Gain/(loss)from discontinued operations	32,446	(1,590)	32,446	(7,745)	14,661

Net income (loss)	$6,702	$(31,057)	$(257,151)	$(204,778)	$(487,986)

Basic and diluted Net income (loss) per share from continuing operations	$(0.13)	$(0.20)	$(1.69)	$(1.45)
Basic and diluted Net income (loss) per share from discontinued operations	0.17	(0.01)	0.19	(0.05)
Basic and diluted Net income (loss) per share	$0.03	$(0.21)	$(1.50)	$(1.50)

Weighted average number of shares outstanding	193,087	149,498	171,421	136,349

The accompanying notes are an integral part of these consolidated financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2012 and 2011
and For the Period From Inception (September 21, 2010) to June 30, 2012

			Inception
	Six Months Ended		(September 21, 2010)
	June 30,		Through
	2012	2011	June 30, 2012

Cash flows from operating activities
Net loss	$(257,151)	$(204,778)	$(487,986)
Adjustment to reconcile net loss to cash used by operations:
Stock-based compensation	250,000	-	250,000
Amortization	9,333	-	9,333
Accrued interest	2,171	-	3,458
Gain on divestiture of AquaSil	(32,446)	-	(32,446)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	28,093	181,922	164,623
Net cash used in continuing operations	-	(22,856)	(93,018)
Net cash used in discontinued operations	-	-	-
Net cash used in operating activities	-	(22,856)	(93,018)

Cash flows from financing activities
Acquisition of AquaSil Inc.	-	-	1,000
Proceeds from short term notes	-	-	54,412
Advances from stockholders	-	5,160	5,160
Net cash provided by financing activities, continuing operations	-	5,160	60,572
Net cash provided by financing activities in discontinued operations	-	17,500	32,446
Net cash provided by financing activities	-	22,660	93,018

Decrease in cash during the period	-	(196)	-
Cash, beginning of period	-	865	-
Cash, end of period	$-	$669	$-

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued in settlement of accounts payable	3,000	-	3,000
Common stock issued for settlement of advances from stockholders		-	700,000
Common stock issued to acquire intangibles	140,000	-	140,000
Common stock issued for stock-based compensation	250,000	-	250,000

The accompanying notes are an integral part of these consolidated financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To June 30, 2012

1.       ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Gray Creek Mining, Inc. was incorporated on December 10, 2006 under the laws of the State of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company’s name to BWI Holdings, Inc. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company’s name to Aquasil International Inc. On May 22, 2012, the Board of Directors of the Company authorized a name change to Multi-Corp International Inc. (the “Company”) pursuant to written consent resolutions from the Board of Directors and the majority shareholders dated May 22, 2012 approved a change in the name of the Company from “Aquasil International Inc.” to “Multi-Corp. International Inc.” to better reflect the additional business operations of the Company.

On December 30, 2010, the Company entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York corporation (“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000 shares of the Company’s common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became a wholly-owned subsidiary of the Company.

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.  On March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business. The Company has consolidated AquaSil up to March 31, 2012.  As of April 1, 2012, the Company no longer consolidates the investment in AquaSil with the Company, which is presented as discontinued operations as of April 1, 2012

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Corporation will acquire the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000 shares of the Corporation’s restricted common stock.

On May 22, 2012, the Board of Directors authorized the Company to implement a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1000:1 and to file all required documents to the requisite regulatory authorities to implement the reverse split. All share and per share amounts used in the Company’s consolidated financial statements have been restated to reflect the 1000 for 1 reverse stock split.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Multi-Corp International Inc. and up to March 31, 2012 includes the accounts of AquaSil. As of April 1, 2012, the Company no longer consolidates the accounts of AquaSil with the Company, which is presented as discontinued operations as of April 1, 2012.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To June 30, 2012

 2.       GOING CONCERN

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after 1 January 2013. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

In July 2012, the FASB issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”(“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. ASU-2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after 15 September 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To June 30, 2012

4.       INTANGIBLES

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Corporation acquired the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000 shares of the Corporation’s restricted common stock. The shares of common stock were issued on February 27, 2012, and the transaction was valued at the fair market value of the Company’s common stock on the date of issuance of $10 per share, totaling $140,000. The software application has been identified as an intangible asset, with a useful life of five years. At the present time the Company is evaluating applications for the licensing of EviCAT© to third party users.

During the three and six month periods ended June 30, 2012, amortization of purchased intangible assets included in operating expenses was $7,000 and $9,333, respectively, compared to NIL in the same periods of fiscal 2011.

5.       LICENSE AGREEMENT AND DISCONTINUED OPERATIONS

On December 30, 2010, the Company entered into a stock exchange agreement (the “Stock Exchange Agreement”) with AquaSil, Inc., a New York corporation (“AquaSil”) and the sole stockholder of AquaSil.  In accordance with the Stock Exchange Agreement, the Company acquired 100% of the total issued and outstanding shares of common stock of AquaSil in exchange for the issuance of an aggregate 70,000 shares of the Company’s common stock to the sole stockholder of AquaSil. As a result of this transaction, AquaSil became a wholly-owned subsidiary of the Company.

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products and held a licensing agreement for the sales of the licensed products. On March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business.  Under the terms of divestiture the Company agreed to return the shares of AquaSil to the original shareholder in return for the forgiveness of certain liabilities owned by the subsidiary, with no further consideration. The Company has consolidated AquaSil up to March 31, 2012.  As of April 1, 2012, the Company no longer consolidates the accounts of AquaSil with the Company, which is presented as discontinued operations as of April 1, 2012.
6.       ADVANCES FROM STOCKHOLDERS

On February 3, 2011, the Company issued 70,000 shares of common stock in settlement of $700,000 of advances from principal stockholders.

The amount of $218,017 at June 30, 2012 (December 31, 2011 - $218,017) consisted of amounts owed to the principal stockholders of the Company for amounts advanced to business operations. The amounts are unsecured, non-interest bearing and due on demand.

7.    SHORT TERM NOTES

As of June 30, 2012, the Company owed $54,412 (December 31, 2011 – $54,412) of short term notes. The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand. During the three and six month periods ended June 30, 2012, the Company recorded  interest expense of $1,086 and $2,171, respectively, which amount is included with accounts payable and accrued liabilities on the consolidated balance sheets.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To June 30, 2012

8    COMMON STOCK

On May 22, 2012, the shareholders holding a majority of the voting shares of the Company and the Board of Directors of the Company approved a name change of the Company from Aquasil International Inc. to Multi-Corp. International Inc. and the reverse split of the current issued and outstanding shares of the Company on the basis of one (1) new share for each one-thousand (1,000) shares currently held.   All share and per share amounts used in the Company’s consolidated financial statements have been restated to reflect the 1000 for 1 reverse stock split. As of June 30, 2012, the issued and outstanding number of shares of common stock is 193,087 which amount includes rounding-up of shares as a result of the reverse split.

On February 27, 2012, the Company issued 14,000 shares of the Corporation’s restricted common stock to Oveldi Canada Ltd. pursuant to the agreement whereby the Company acquired the rights to the EviCAT© software. The shares of common stock were valued at $10 per share, totaling $140,000, the fair market value of the shares on the date of issuance.

On February 27, 2012, the Company issued a total of 25,000 shares to Robert Baker as consideration for management services from the date of his appointment as a director and officer to the date of issuance. The shares were valued at the market value of the common stock on the date of issue of $10 per share for total consideration of $250,000. The Company recorded the amount of $250,000 as stock-based compensation.

On February 27, 2012, the Company issued a total of 3,000 shares to a shareholder of the Company in settlement of advances made by the shareholder totaling $3,000.

9.    RELATED PARTY TRANSACTIONS

The amount of $218,017 at June 30, 2012 (December 31, 2011 - $218,017) consisted of amounts owed to the principal stockholders of the Company for amounts advanced to business operations. The amounts are unsecured, non-interest bearing and due on demand.

On February 27, 2012, the Company issued a total of 25,000 shares to Robert Baker as consideration for management services valued at $250,000 from the date of his appointment as a director and officer to the date of issuance.

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

General Development of Business

Gray Creek Mining, Inc. was incorporated on August 10, 2006 under the laws of the state of Nevada. A Certificate of Amendment was filed with the Nevada Secretary of State, on November 7, 2008, changing the Company's name to BWI Holdings, Inc. On November 7, 2008, the Company also increased the authorized capital to 100,000,000 shares of common stock and 200,000,000 shares of preferred stock. A Certificate of Amendment was filed with the Nevada Secretary of State, on January 27, 2011, changing the Company's name to Aquasil International Inc. (the "Company"). On January 21, 2011, we amended our articles of incorporation to increase our authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

Effective December 30, 2010, BWI Holdings, Inc., entered into a stock exchange agreement (the “Stock Exchange Agreement”) with Aquasil Inc., a New York corporation (“Aquasil”), and Ilya Khasidov, the sole shareholder of Aquasil (the “Aquasil Shareholder”). In accordance with the terms and provisions of the Stock Exchange Agreement, we acquired one hundred percent (100%) of the total issued and outstanding shares of common stock of Aquasil held of record by the Aquasil Shareholder in exchange for issuance of an aggregate 70,000 shares of our restricted common stock to the Aquasil Shareholder.

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products.  On March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business. The Company has consolidated AquaSil up to March 31, 2012.  As of April 1, 2012, the Company no longer consolidates the accounts of AquaSil with the Company, which is presented as discontinued operations as of April 1, 2012.

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a

Canadian Corporation (“OVE”) whereby the Corporation will acquire the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000 shares of the Corporation’s restricted common stock.

Effective June 22, 2012, the Company changed its name to Multi-Corp International Inc. and effected a reverse split of the issued an outstanding shares of the Company on the basis of 1000:1. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1000 for 1 reverse stock split.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company" or "Multi-Corp" refers to Multi-Corp International Inc.

Summary

The Company intends to pursue the marketing and licensing of its proprietary software EviCAT which it acquired in February, 2012.

Liquidity & Capital Resources

We are a development stage company engaged in the exploitation of our proprietary software. To date, we have not generated any revenues.

As of June 30, 2012, the Company had no cash and a working capital deficit of $538,669 as compared to December 31, 2011 whereby the Company has no cash and a working capital deficit of $543,852. Since inception, the Company has financed its working capital needs through advances from stockholders. The Company believes it will require up to $1,000,000 in order to meet its proposed business operations over the next twelve months. The Company requires $250,000 for operating expenses including but not limited to marketing and advertising of its software, $250,000 for general and administrative expenses and $500,000 which will be allocated as follows: $240,000 for travel and promotional consideration, office expenses of $30,000 which were planned to start in June 2012, however, will start upon the Company raising the required capital, $180,000 for salaries of permanent administrative, managerial and software development staff and $50,000 for exploration of a break bulk terminal management software system. The Company's future liquidity requirements will be dependent upon the ability to raise financing either by debt or by equity through private placement transactions. Until such financing is obtained, it is the intent of stockholders to provide funds for professional fees related to maintaining the Company’s public reporting status.

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

Results of Operations

For the three and six month, periods ended June 30, 2012 as compared to the three and nine month periods ended June 30, 2011:

Our operating results for the six and three month periods ended June 30, 2012 and 2011 and from inception to June 30, 2012 are summarized as follows:

	For the three months ended		For the six months ended		From Inception
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-
Professional fees	$12,907	$22,736	$16,624	$180,914	$208,891
Amortization	$7,000	$-	$9,333	$-	$9,333
Stock-based compensation	$-	$-	$250,000	$-	$250,000
General and administration	$4,751	$6,731	$11,469	$16,119	$30,945
Net operating loss	$24,658	$29,467	$287,426	$197,033	$499,169

Revenues

We do not have any revenues and have not had any revenue since inception on September 21, 2010.

Operating Expenses

For the three months ended June 30, 2012 and 2011, we incurred $24,658 and $29,467, respectively, in total operating expenses, a period-to-period decrease of $4,809. The decrease in total expense is primarily a result of the decrease of $9,829 for professional expenses and $2,000 for general and administration , which is offset by an increase of $7,000 for amortization expenses from $Nil to $7,000.

For the six months ended June 30, 2012 and 2011, we incurred $287,426 and $197,033, respectively, in total operating expenses, a period-to-period increase of $90,393. The increase in total expenses is primarily a result of the increase of $250,000 for stock-based compensation and $9,333 for amortization, which is offset by a decrease of $164,290 for professional fees. The decrease in professional fees was related mainly to the fact that during 2011, the Company incurred substantial costs relating to the acquisition of AquaSil. Stock-based compensation for the six month period ended June 30, 2012 was $250,000 compared to $Nil for the comparable period ended June 30, 2011

Interest expense for the three and six months ended June 30, 2012 was $1,086 and $2,171, respectively with no comparative interest expense for the three and six months ended June 30, 2011.

Net Loss

Our net income (loss) for the three and six months ended June 30, 2012 was $6,702 and $(257,151), respectively, as compared to a net loss of ($149,498) and ($204,778), respectively, for the comparable three month and six month periods ended June 30, 2011.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012.

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

On May 22, 2012, the shareholders holding a majority of the voting shares of the Company and the Board of Directors of the Company approved a name change of the Company from Aquasil International Inc. to Multi-Corp. International Inc and the reverse split of the current issued and outstanding shares of the Company on the basis of one (1) new share for each one-thousand (1,000) shares currently held.   The Effective Date for this action was June 22, 2012.

ITEM 6.   EXHIBITS

Exhibits:
Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.1(iv)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on June 27, 2012
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
10.2	Acquisition Agreement between Aquasil International Inc. and Oveldi Canada Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on February 2, 2012
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-CORP INTERNATIONAL INC.

Date:	August 20, 2012	By:	/s/ Robert Baker
		Name:	Robert Baker
		Title:	Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)