Form 10-K
period 2012-12-31
MULTI-CORP INTERNATIONAL INC.
filed 2014-01-23
CIK 1405260

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54252
Commission File Number

MULTI-CORP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Suite D 414, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 483-2974
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Yes	[ ]	No	[ X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $292,131 based on the closing price of $3.00 as reported as of June 29, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

87,193,765 common shares outstanding as of January 17, 2014

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

ITEM 1.  BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K  (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;

•	uncertainty of commodity prices in oil, NGLs and gas;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Cave Pool Property;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed under Item 1A. “Risk Factors” in this report.

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

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Multi-Corp" mean Multi-Corp International Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 3651 Lindell Road, Ste. D#414, Las Vegas, Nevada 89103. Our telephone number is (702) 483-2974. Our website is http:// http://multi-corpinternational.com.

Our common stock is quoted on the OTCPink Sheets (“Over-the-Counter- Pink Sheets”) under the symbol "MULI".   The OTC Pink Sheets has put up a caution in regard to our securities due to our failure to file our financial statements on a timely basis.   We are currently undertaking to bring all of our filings current, with the initial filing being this annual report on Form 10-K.

Multi-Corp International  Inc. (formerly “Gray Creek Mining, Inc.”) was incorporated in the State of Nevada on December 10, 2006.

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

Management of the Company determined to change the direction of the Company on December 17, 2012 the Company commenced operations in the oil and gas industry by the execution of an acquisition agreement to acquire a 100% working interest in a 2800 acre oil and gas property, known as the Cave Pool Property.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

We do not have any subsidiaries as of December 31, 2012 as our only subsidiary was disposed of on March 31, 2012.

Previous Business

The Company since its inception has been in a number of different businesses and has undergone prior changes of control.   The Company was originally created as an exploration stage company. The Company was engaged in the acquisition and exploration of mineral properties with the view to exploiting any mineral deposits discovered that demonstrate economic feasibility. Effective, October 1, 2008, certain shareholders of the Company entered into an agreement to sell 100% of the outstanding shares of the common stock of the Company to certain purchasers for $275,000. On November 10, 2008, the Company acquired 100% outstanding shares of common stock of Budget Waste Inc. (Budget Alberta), an Alberta, Canada corporation providing  non-hazardous waste collection, transfer, recycling and disposal services and support to the construction industry such as fence rentals, sanitary facility rentals, bin rentals, hydrovac and water hauling. Following this acquisition, the Company abandoned its mineral exploration program.

On March 4, 2009, the Company’s then wholly owned subsidiary, Budget Alberta, filed for protection under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”) with the Court of the Queen’s Bench, Alberta (Court).  On August 19, 2010, the Company's wholly owned subsidiary (Budget Waste Inc.), located in Calgary, Alberta, Canada, was placed into receivership.

As of August 19, 2010, the Company abandoned  all claim of ownership to this subsidiary and determined to seek other opportunities and possible acquisition candidates.

Effective  as of December 30, 2010, the Company entered into a stock exchange agreement  with Aquasil Inc., a New York corporation  and Ilia Khassidov, the sole shareholder of Aquasil to acquire one hundred percent (100%) of the total issued and outstanding shares of common stock of Aquasil. Aquasil held a license agreement all right, title and interest in and to a formula and the licensing rights for the marketing and distribution of “Mineral Silver Water”.  The Company was unable to raise the required funding to pursue the marketing and distribution of its mineral silver water and on December 31, 2011, Mr. Khasidov resigned as the Company’s sole office and director and on February 9, 2012,  Mr. Robert Baker acquired control of the Company from Mr. Khasidov. On March 31, 2012 we divested ourselves of the shares of our wholly-owned subsidiary Aquasil Inc. for no consideration.

On February 1, 2012,  we entered into an acquisition agreement  with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) to acquire the rights to certain intellectual property for a proprietary software application called EviCAT©  and changed our  business plan whereby the Company was  to provide software to exclusive licensees worldwide.  Mr. James Brooks was appointed as an officer and director of the Company.  The Company could not progress this business plan, again due to the lack of funding that could be raised for this project and on June 11, 2102, Mr. Brooks resigned and Mr. Robert Baker was reappointed as the Company’s sole director and officer.  The Company still holds the rights to the software, however, the Company has determined not to progress this business at this time.

On December 17, 2012, we determined to enter into the oil and gas industry and we entered into two agreements with Quad Energy Corp., a Nevada Corporation to acquire a 100% Working Interest in the 2,800 acre Cave Pool Property in Eddy County, New Mexico and all of the production equipment on the 2,800 acre Cave Pool Property including all of the pump jacks, storage tanks, batteries and shut-in oil wells that had produced from the Grayburg sands, which have an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped.

Current Business

Our business plan is to become  an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. We intend to focus our operations in Eddy County, New Mexico where we currently hold a 100% working interest in the 2,800 acre Cave Pool Property in Eddy County, New Mexico.  We currently have one member of management and a sole officer and director that has experience in the oil and gas industry.  It will be necessary to increase both management and board participation with other qualified personnel in the industry in which we intend to operate.

As the intended operator of all of our estimated proved reserves and production, when we commence production, and with the experience of our sole officer and director in the financial management of oil and gas operations, we believe we will have a high degree of control over capital expenditures and other financial operating matters.    We will have to engage outside consultants or directly hire other parties experienced in the day to day operations of production and drilling and exploration of oil and gas projects.

We retained the services of Chapman Petroleum Engineering to evaluate our properties, which report was provided to the Company on February 26, 2013 (the “Chapman Report”).    The Chapman Report determined that our estimated proved undeveloped reserves were 309 MBbls. All of our proved reserves are located in Eddy County, New Mexico. Important characteristics of our proved reserves at December 31, 2012, include:

•	100% light and medium oil;

•	100% proved undeveloped;

•	100% operated;

•	Reserve life estimated of approximately 8 years based on the Chapman Report;

•	PV-10 on proved undeveloped of $12.382 million.

PV-10 is our estimate of the present value of future net revenues from proved oil, after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates for future income taxes.

Estimated future net revenues are discounted at an annual rate of 10% to determine their present value. PV-10 is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure, as computed under GAAP. See Item 2. “Properties — Proved Oil and Gas Reserves” for a reconciliation of PV-10 to the Standardized Measure.

At December 31, 2012, we owned 14 shut-in oil wells that had produced from the Grayburg sands, and we had an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped.

2012 Activity

Our operations in 2012 focused entirely on the acquisition of our current oil and gas assets and the technical analysis of those assets.  On December 30, 2012, Chapman Petroleum Engineering Ltd. prepared a preliminary technical analysis report of Cave Pool to identify and/or verify the potential of remaining recoverable oil from the property. The report included the inspection of all available well logs and historical production data from the wells on the property. The report discusses Cave Pool’s Four (4) producing intervals from the Cave Pool wells, of which Two (2) intervals appear to have commercial potential. Of the producing intervals, there is One (1) predominant producing interval from the wells on the Cave Pool and up to three (3) additional intervals of a lesser nature.

Production Growth

We did not have any production in fiscal 2012.

Reserve Growth

In 2012, our estimated proved reserves increased to 309 net MBbls due to the acquisition of our current project.

Plans for 2013 and 2014

We plan to commence operations by the end of the fourth quarter 2013.    Our current plan is to drill 10 Zone 1 producers (proved undeveloped) and re-entering at least 6 depleted Zone 1 wells to recomplete and fracture the miscellaneous sands.   This project to be undertaken will be dependent on our ability to raise the required funding.

Markets and Customers

The revenues which we hope to generate by our operations are highly dependent upon the prices of, and supply and demand for, oil. The price we receive for our oil production depends on numerous factors  beyond our control, including seasonality, the condition of the domestic and global economies, particularly in the manufacturing sectors, political conditions in other oil producing countries, the extent of domestic production and imports of oil, the proximity and capacity of pipelines and other transportation facilities, supply and demand for oil, the marketing of competitive fuels and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

As of December 31, 2012, we had just acquired the properties and we had no production to market.

Commodity Derivative Activity

We may enter into financial swaps and options to mitigate portions of the risk of market price fluctuations related to future oil production.  We intend that all derivative instruments will be recorded on the balance sheet at fair value. Changes in the derivative’s fair value are expected to be recognized in the statement of operations unless specific commodity derivative accounting criteria are met and contracts will be designated as cash flow hedge instruments. For qualifying cash-flow commodity derivatives, the gain or loss on the derivative is deferred in accumulated other comprehensive income to the extent the commodity derivative is effective. The ineffective portion of the commodity derivative is intended to  be recognized immediately in the statement of operations. Gains and losses on commodity derivative instruments included in accumulated other comprehensive income are expected to be  reclassified to oil sales revenue in the period that the related production is delivered. Derivative contracts that do not qualify for commodity derivative accounting treatment are expected to be recorded as derivative assets and liabilities at fair value in the balance sheet, and the associated unrealized gains and losses are recorded as current income or expense in the statement of operations.

Historically, we have not had any derivative instruments.

Title to Properties

Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interfere with our use of the properties in the operation of our business.

We believe that we have generally satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, we will make a general investigation of title at the time we acquire undeveloped properties.

We intend to receive title opinions of counsel before we commence drilling operations. We believe that we have satisfactory title to all of our other assets. Although title to our properties is subject to encumbrances in certain cases, we believe that none of these burdens will materially detract from the value of our properties or from our interest therein or will materially interfere with our use of the properties in the operation of our business.

Oil and Gas Leases

The typical oil agreement covering our properties provides for the payment of gross overriding royalties for all oil produced from any wells. The gross overriding royalties and other leasehold burdens on our properties generally average 19.1%, resulting in a revenue interest to us generally ranging from 80.9% before severance taxes which are 7.09% bringing our net revenue  interest to approximately 73.8%.

Seasonality

Demand for oil generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

Competition

The oil and gas industry is highly competitive, and we compete for personnel, prospective properties, producing properties and services with a substantial number of other companies that have greater resources. Many of these companies explore for, produce and market oil and gas, carry on refining operations and market the end products on a worldwide basis. We also face competition from alternative fuel sources, including coal, heating oil, imported LNG, nuclear and other nonrenewable fuel sources, and renewable fuel sources such as wind, solar, geothermal, hydropower and biomass. Competitive conditions may also be substantially affected by various forms of energy legislation and/or regulation considered from time-to-time by the United States government. It is not possible to predict whether such legislation or regulation may ultimately be adopted or its precise effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and may prevent or delay the commencement or continuation of our operations.

Regulation

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities. At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation (the “DOT”) (Office of Pipeline Safety) and the U.S. Environmental Protection Agency (the “EPA”). At the state and local level, various agencies and commissions regulate drilling, production and midstream activities. These federal, state and local authorities have various permitting, licensing and bonding requirements. Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, and suspension of production. As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities. However, we believe that we are currently in material compliance with federal, state and local rules, regulations and procedures, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

Transportation and Sale of Oil

Sales of crude oil and condensate are not currently regulated and are made at negotiated prices. Our sales of crude oil will be affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by the Federal Energy Regulation Commission (“FERC”) pursuant to the Interstate Commerce Act (“ICA”), Energy Policy Act of 1992 (“EPAct 1992”), and the rules and regulations promulgated under those laws. The ICA and its regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products, be just and reasonable and non-discriminatory and that such rates, terms and conditions of service be filed with FERC.

Intrastate oil pipeline transportation rates are also subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state-to-state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

The transportation of oil by truck is also subject to federal, state and local rules and regulations, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the DOT.

Regulation of Production

Oil production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The state in which we operate, New Mexico, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, New Mexico imposes a severance tax on production and sales of oil within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Laws and Regulations

In the United States, the exploration for and development of oil and gas and the drilling and operation of wells, fields and gathering systems are subject to extensive federal, state and local laws and regulations governing environmental protection as well as discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling begins;

•	require the installation of expensive pollution controls or emissions monitoring equipment;

•
restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, completion, production, transportation and processing activities;

•	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, endangered species habitat, and other protected areas; and

•	require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells.

These laws, rules and regulations may also restrict the rate of oil production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunction, as well as administrative, civil and criminal penalties. The effects of existing and future laws and regulations could have a material adverse impact on our business, financial condition and results of operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition or results of operations. Moreover, accidental releases or spills and ground water contamination may occur in the course of our operations, and we may incur significant costs and liabilities as a result of such releases, spills or contamination, including any third-party claims for damage to property, natural resources or persons. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this will continue in the future.

The following is a summary of some of the existing environmental laws, rules and regulations that apply to our business operations.

Hazardous Substance Release

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be potentially responsible for cleanup costs under CERCLA.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could increase our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.

We currently own or lease properties that for many years have been used for oil and gas exploration, production and development activities. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on, under or from the properties owned or leased by us or on, under or from other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or contamination, or to perform remedial activities to prevent future contamination.

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”). The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically-fractured natural gas wells, storage tanks and other equipment. The regulations established a phase-in period that extends until January 2015. During the phase-in period, owners and operators of hydraulically-fractured natural gas wells (wells drilled principally for the production of natural gas) must either flare their emissions or use so-called “green completion” technology. Green completions allow for the recovery of natural gas that formerly would have been vented or flared. After January 2015, all newly fractured natural gas wells must use green completion technology. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Greenhouse Gas Emissions

Congress has, from time-to-time, considered legislation to reduce emissions of GHGs. The current Congress is likely to continue to consider similar bills. Moreover, almost half of the states have already taken legal measures to reduce emissions of GHGs through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs or other mechanisms. Most cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Many states have enacted renewable portfolio standards, which require utilities to purchase a certain percentage of their energy from renewable fuel sources.
In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. In response to its endangerment finding, the EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. In March 2012, the EPA proposed GHG emissions standards for fossil fuel-powered electric utility generating units that would require new plants to meet an output-based standard of 1,000 pounds of carbon dioxide equivalent per megawatt-hour. If the proposed regulation is adopted, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but specific proposed regulations are not expected to be issued until mid-2013.

In December 2010, the EPA enacted final rules on mandatory reporting of GHGs. In November and December 2011, the EPA published amendments to the rule containing technical and clarifying changes to certain GHG reporting requirements and a six-month extension for reporting GHG emissions from petroleum and natural gas industry sources. Under the amended rule, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis beginning on September 28, 2012. Our operations in the Permian Basin are subject to the EPA’s mandatory reporting rules and we believe that we are in substantial compliance with such rules. We do not expect that the EPA’s mandatory GHG reporting requirements will have a material adverse effect on our business, financial condition or results of operations.

The adoption of additional legislation or regulatory programs to monitor or reduce GHG emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory requirements. In addition, the EPA has stated that the data collected from GHG emissions reporting programs may be the basis for future regulatory action to establish substantive GHG emissions factors. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our future business, financial condition and results of operations.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws, impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

In October 2011, the EPA announced that it intends to develop national standards for wastewater discharges produced by natural gas extraction from shale and coalbed methane formations. The EPA is expected to issue proposed regulations establishing wastewater discharge standards for coalbed methane wastewater in 2013 and for shale gas wastewater in 2014. For shale gas wastewater, the EPA will consider imposing pre-treatment standards for discharges to a wastewater treatment facility. Produced and other flowback water from our current operations in the Permian Basin is typically re-injected into underground formations that do not contain potable water. To the extent that re-injection is not available for our operations and discharge to wastewater treatment facilities is required, new standards from the EPA could increase the cost of disposing wastewater in connection with our operations.

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control program (the “UIC program”) promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA has delegated administration of the UIC program in New Mexico  to the New Mexico Oil Conservation Division (NMOCD). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

Hydraulic Fracturing

Hydraulic fracturing is the subject of significant focus among some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels, including federal, state and local, as well as internationally. There have been claims that hydraulic fracturing may contaminate groundwater, reduce air quality or cause earthquakes. Hydraulic fracturing requires the use and disposal of water, and public concern has been growing over its possible effects on drinking water supplies, as well as the adequacy of water supply.

The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. If similar legislation were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements. Future federal legislation could also require the reporting and public disclosure of chemical additives used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemical additives used in the fracturing process could adversely affect groundwater. If federal legislation regulating hydraulic fracturing is adopted in the future, it could lead to operational delays or increased operating costs and could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Industry groups filed suit challenging the EPA’s decision as a “final agency action” and, therefore, a violation of the notice-and-comment rulemaking procedures of the Administrative Procedures Act. In February 2012, the EPA and industry reached a settlement under which the EPA will modify the informal policy posted on its website concerning the need for permits under the UIC program. However, the settlement does not reflect agreement on the issue of hydraulic fracturing regulation under the SDWA, and the EPA’s continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of the Congress have called upon (i) the Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources; (ii) the Securities and Exchange Commission (the “SEC”) to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale by means of hydraulic fracturing; and (iii) the Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. The SEC has issued subpoenas to certain shale gas producers requesting information on proved reserve estimates from shale gas wells and the actual productivity of producing shale gas wells. The media has also reported that the New York attorney general has issued subpoenas to certain oil and gas companies seeking information regarding shale gas wells.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has also begun a study of the potential environmental impacts of hydraulic fracturing. The EPA issued a progress report in December 2012, and final results are expected in 2014. In addition, the U.S. Department of Energy conducted an investigation into practices the agency could recommend to better protect the environment from using hydraulic fracturing. The Shale Gas Subcommittee of the Secretary of Energy Advisory Board released its “90-day” report on August 18, 2011, and its final report on November 18, 2011, proposing recommendations to reduce the potential environmental impacts from shale gas production. Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands. These ongoing or proposed investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in hydraulic fracturing. For example the NMOCD requires disclosure to the NMOCD and the public of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general and hydraulic fracturing in particular.

If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, it could become more difficult or costly for us to drill and produce oil and gas from shale and tight sands formations and become easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to delays, additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and higher costs. These new laws or regulations could cause us to incur substantial delays or suspensions of operations and compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2013 or 2014. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

Threatened and Endangered Species, Migratory Birds and Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Employees

As of December 31, 2012 and December 13, 2013, we did not have any employees.

Insurance Matters

 We do not currently carry any insurance.    When we do determine to purchase insurance, as is common in the oil and gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Approach, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this report before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition and results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO THE OIL AND GAS INDUSTRY AND OUR BUSINESS

Drilling, exploring for and producing oil is a high risk activity with many uncertainties that could adversely affect our business, financial condition and results of operations.

Our future financial condition and results of operations will depend on the success of our drilling, exploration and production activities. These activities are subject to numerous risks beyond our control, including the risk that drilling will not result in economic oil production or increases in reserves. Many factors may curtail, delay or cancel our scheduled development projects, including:

•	decline in oil prices;

•	compliance with governmental regulations, which may include limitations on hydraulic fracturing, access to water or the discharge of greenhouse gases;

•	inadequate capital resources;

•	limited transportation services and infrastructure to deliver the oil we produce to market;

•	inability to attract and retain qualified personnel;

•	unavailability or high cost of drilling and completion equipment, services or materials;

•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;

•	lack of acceptable prospective acreage;

•	adverse weather conditions;

•	surface access restrictions;

•	title problems; and

•	mechanical difficulties.

Oil prices are volatile, and a decline in oil  prices could significantly affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow will depend substantially upon the prices and demand for oil. The markets for this commodity is volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil fluctuate widely in response to relatively minor changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil;

•	domestic and foreign consumer demand for oil;

•	overall United States and global economic conditions;

•	commodity processing, gathering and transportation availability and the availability of refining capacity;

•	price and availability of alternative fuels;

•	price and quantity of foreign imports;

•	domestic and foreign governmental regulations;

•	political conditions in or affecting other oil producing countries;

•	weather conditions, including unseasonably warm winter weather and tropical storms; and

•	technological advances affecting oil consumption.

Further, oil prices continued to be volatile in 2012 and 2013. Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale gas and, more recently, tight oil projects. The results of higher investment in the exploration for and production of oil and gas and other factors, such as global economic and financial conditions discussed below, may cause the price of oil to fall. Lower oil prices may not only cause our revenues to decrease but also may reduce the amount of oil that we can produce economically. Substantial decreases in oil prices would render uneconomic some or all of our drilling locations. This may result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. Further, if oil prices significantly decline for an extended period of time, we may, among other things, be unable to have any borrowing capacity, repay future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock.

Future economic conditions in the U.S. and international markets could materially and adversely affect our business, financial condition and results of operations.

The U.S. and other world economies continue to experience the after-effects of a global recession and credit market crisis. More volatility may occur before a sustainable growth rate is achieved either domestically or globally. Even if such growth rate is achieved, such a rate may be lower than the U.S. and international economies have experienced in the past. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower, future economic growth rate will result in decreased demand for our oil production and lower commodity prices, and consequently reduce our revenues, cash flows from operations and our profitability.

If oil prices decline, we may be required to write down the carrying values of our properties. Current SEC rules also could require us to write down our proved undeveloped reserves in the future.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down is a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe.

We could engage in commodity derivative transactions which involve risks that can harm our business.

To manage our exposure to price risks in the marketing of our production, we may  enter into oil price and basis differential commodity derivative agreements. While intended to reduce the effects of volatile commodity prices and basis differentials, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the commodity derivative, or if the basis spread changes substantially from the basis differential established by the commodity derivative. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is lower than expected, there is change of price differentials between delivery points for our production and the delivery point assumed in the commodity derivative arrangement or the counterparties to the commodity derivative agreements fail to perform under the contracts.

We are subject to complex governmental laws and regulations that may adversely affect the cost, manner and feasibility of doing business.

Our oil drilling, production and gathering operations are subject to complex and stringent laws and regulations. To operate in compliance with these laws and regulations, we must obtain and maintain numerous permits and approvals from various federal, state and local governmental authorities. We may incur substantial costs to comply with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to our operations. Such costs could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with laws and regulations applicable to our operations, including any evolving interpretation and enforcement by government authorities, could have a material adverse effect on our business, financial condition and results of operations. See “Business — Regulation” for a further description of the laws and regulations that affect us.

Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.

Water is an essential component of drilling and hydraulic fracturing processes. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil, which could have an adverse effect on our business, financial condition and results of operations.

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil. Compliance with environmental regulations and permit requirements for the withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing of our wells may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.

Climate change legislation or regulations regulating emissions of GHGs and VOCs could result in increased operating costs and reduced demand for the oil we may produce.

Both houses of Congress have actively considered legislation to reduce emissions of GHGs, and some states have already taken measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Most of these cap-and-trade programs require either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances are expected to escalate significantly in cost over time.

In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has also issued final regulations under the NSPS and NESHAP designed to reduce VOCs. See Item 1. “Business — Regulation — Environmental Laws and Regulations — Greenhouse Gas Emissions” and “— Air Emissions” for a discussion of regulatory developments regarding GHG and VOC emissions.

The adoption of legislation or regulatory programs to reduce GHG or VOC emissions could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG or VOC emissions could have a material adverse effect on our business, financial condition and results of operations.

Environmental laws and regulations may expose us to significant costs and liabilities.
There is inherent risk of incurring significant environmental costs and liabilities in our oil operations due to the handling of petroleum hydrocarbons and generated wastes, the occurrence of air emissions and water discharges from work-related activities and the legacy of pollution from historical industry operations and waste disposal practices. We may incur joint and several or strict liability under these environmental laws and regulations in connection with spills, leaks or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, some of which have been used for exploration, production or development activities for many years and by third parties not under our control. In particular, the number of private, civil lawsuits involving hydraulic fracturing has risen in recent years. Since late 2009, multiple private lawsuits alleging ground water contamination have been filed in the U.S. against oil and gas companies, primarily by landowners who leased oil and gas rights to defendants, or by landowners who live close to areas where hydraulic fracturing has taken place. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition and results of operations. We may not be able to recover some or any of these costs from insurance.

Changes in tax laws may adversely affect our results of operations and cash flows.

If any laws or changes are enacted into law, they may make significant changes to U.S. tax laws, including the elimination of certain key United States federal income tax incentives currently available to oil and gas exploration and production companies. These changes include (i) elimination of current deductions for intangible drilling costs (“IDCs”); (ii) repeal of the percentage depletion allowance for oil and gas properties; (iii) elimination of the deduction for certain U.S. production activities; and (iv) extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether any such changes will be enacted or how soon any such changes could become effective. The passage of any legislation as a result or any other similar changes in U.S. federal income tax laws could eliminate or otherwise limit certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively impact our financial condition and results of operations.

Our business requires significant capital expenditures and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our exploration, development and acquisition activities require substantial capital expenditures. We intend to fund our capital expenditures through a combination of cash flows from operations, borrowings under a negotiated  credit facility, if possible,  and public equity financings. Future cash flows are subject to a number of variables, including the production from existing wells, prices of oil  and our success in developing and producing new reserves. We do not expect our cash flow from operations to be sufficient to cover our current expected capital expenditure budget and we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain  financing could cause us to scale back our exploration and development operations, which in turn could lead to a decline in our oil production and reserves, and in some areas a loss of properties.

Our future reserve and production growth depends on the success of our Eddy County, Cave Pool Unit resource play, which has a limited operational history and is subject to change.

We acquired our properties recently. The success of our growth will depend on the drilling  or  re-completion of well, which we cannot assure you  will be successful. As of December 31, 2012, we had proved undeveloped light oil reserves of 309 MBbls attributable to the Cave Pool Unit for “Zone 1”.   Accordingly, we have limited information on the amount of reserves that will ultimately be recovered from our Cave Pool Unit wells. It is possible that additional information may cause us to change our drilling schedule or determine that prospects in some portion of our acreage position should not be developed at all.

Failure to effectively execute and manage our single major development project, Cave Pool Unit, could result in significant delays, cost overruns, limitation of our growth, damage to our reputation and a material adverse effect on our business, financial condition and results of operations.

We have an inventory of identified drilling locations in our development project (Cave Pool Project); however, Cave Pool Unit is our only asset and our only development project. If we achieve initial results in Cave Pool, we may expand our project there. This level of development activity will  require significant effort from our management and technical personnel which we will have retained at the time and places additional requirements on our financial resources and internal operating and financial controls. Our ability to successfully develop and manage this project will depend on, among other things:

•	the extent of our success in drilling and completing Cave Pool wells;

•	our ability to control costs and manage drilling and completion risks;

•	our ability to finance development of the project;

•	our ability to attract, retain and train qualified personnel with the skills required to develop the project in a timely and cost-effective manner; and

•	our ability to implement and maintain effective operating and financial controls and reporting systems necessary to develop and operate the project.

We may not be able to compensate for, or fully mitigate, these risks.

Currently, all of our properties are located in on county in New Mexico, making us vulnerable to risks associated with having our production concentrated in a small area.

All of our estimated proved reserves are concentrated in on  county in  New Mexico: Eddy County. As a result of this concentration, we are disproportionately exposed to the natural decline of production from these fields as well as the impact of delays or interruptions of production from these wells, once drilled which could be caused by significant governmental regulation, transportation capacity constraints, curtailments of production, service delays, natural disasters or other events that impact this area.

 We depend on our sole director and officer. The loss of this individual, or the inability to attract, train and retain additional qualified personnel, could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management and the ability to attract, train and retain additional qualified personnel. The loss of the services of our sole officer and director could have a negative effect on our business, financial condition, results of operations and future growth. If our sole officer and director should resign or become unable to continue in her present role and is not adequately replaced, our business operations could be materially adversely affected. In addition, our ability to manage our growth, if any, will require us to attract, effectively train, motivate and manage employees.   Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Market conditions or transportation and infrastructure impediments may hinder our access to oil markets or delay our production or sales.

Market conditions or the unavailability of satisfactory oil processing and transportation services and infrastructure may hinder our access to oil markets or delay our production or sales. The availability of a ready market for our oil production depends on a number of factors, including market demand and the proximity of our reserves to pipelines or trucking and rail terminal facilities. In addition, the amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to maintenance, physical damage to the gathering or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. As a result, we may not be able to sell, or may have to transport by more expensive means, the oil that we produce, or we may be required to shut in oil wells or delay initial production until the necessary gathering and transportation systems are available. Any significant curtailment in gathering system, transportation, pipeline capacity or significant delay in construction of necessary gathering and transportation facilities, could adversely affect our business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, materials, personnel and oilfield services could adversely affect our ability to execute our drilling and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of equipment, oilfield services and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling and completion crews rise as the number of active rigs in service increases. Increasing levels of exploration and production will increase the demand for oilfield services, and the costs of these services may increase, while the quality of these services may suffer. If the availability of equipment, crews, materials and services in Eddy County is particularly severe, our business, results of operations and financial condition could be materially and adversely affected because our properties are concentrated in Eddy County.

Competition in the oil and gas industry is intense, and many of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring prospects and productive properties, marketing oil and securing equipment and skilled personnel. Many of our competitors are major and large independent oil and gas companies that have financial, technical and personnel resources substantially greater than ours. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to develop and operate our current project, acquire additional prospects and discover reserves in the future will depend on our ability to hire and retain qualified personnel, evaluate and select suitable properties and consummate transactions and in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. We may not be able to compete successfully in the future in attracting and retaining qualified personnel, acquiring prospective reserves, developing reserves, marketing oil and raising additional capital.

The use of geoscientific, petrophysical and engineering analyses and other technical or operating data to evaluate drilling prospects is uncertain and does not guarantee drilling success or recovery of economically producible reserves.

Our decisions to explore, develop and acquire prospects or properties targeting Cave Pool Unit and other zones  in Eddy County and other areas depend on data obtained through geoscientific, petrophysical and engineering analyses, the results of which can be uncertain. Even when properly used and interpreted, data from whole cores, regional well log analyses, 3-D seismic and micro-seismic only assist our technical team in identifying hydrocarbon indicators and subsurface structures and estimating hydrocarbons in place. They do not allow us to know conclusively the amount of hydrocarbons in place and if those hydrocarbons are producible economically. Our ability to commercially recover and produce the hydrocarbons that we believe are in place and attributable to the Cave Pool Unit Zone 1 and other zones will depend on the effective use of advanced drilling and completion techniques, the scope of our development project (which will be directly affected by the availability of capital), drilling and production costs, availability of drilling and completion services and equipment, drilling results, lease expirations, regulatory approval and geological and mechanical factors affecting recovery rates. Our estimates of unproved reserves, estimated ultimate recoveries per well, hydrocarbons in place and resource potential may change significantly as development of our oil assets provides additional data.

Unless we replace our oil and gas reserves, our reserves and production will decline.

Our future oil production depends on our success in finding or acquiring additional reserves. If we fail to replace reserves through drilling or acquisitions, our production, revenues and cash flows will be adversely affected. In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced, unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be limited to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of our proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

The proved oil reserves data included in this report and the Chapman Report are estimates. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future oil prices; and

•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserves estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil that is ultimately recovered;

•	the production and operating costs incurred;

•	the amount and timing of future development expenditures; and

•	future oil prices.

As of December 31, 2012, 100% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

The PV-10 included in this report should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

The non-GAAP financial measure, PV-10, in this report is based on an estimated $95 /Bbl for the light and medium oil from Zone 1 and Zone 1. Actual future net revenues will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation.

Severe weather could have a material adverse impact on our business.

 Our business could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	weather-related damage to drilling rigs, resulting in suspension of operations;

•	weather-related damage to our producing wells or facilities;

•	inability to deliver materials to jobsites in accordance with contract schedules; and

•	loss of production.

Operating hazards or other interruptions of our operations could result in potential liabilities, for which we do not have insurance.

The oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of gas, oil or well fluids, fires, surface and subsurface pollution and contamination, and releases of toxic gas. The occurrence of one of the above may result in injury, loss of life, suspension of operations, environmental damage and remediation and/or governmental investigations and penalties.  We do not currently have insurance and if we do acquire insurance at the commencement of operations, then consistent with insurance coverage generally available to the industry, we expect that our insurance policies will provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. Our insurance, when acquired, might be inadequate to cover our liabilities. The insurance market in general and the energy insurance market in particular have been difficult markets over the past several years. Insurance costs are expected to continue to increase over the next few years, and we may decrease coverage and retain more risk to mitigate future cost increases. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we incur liability at a time when we are not able to obtain liability insurance, then our business, results of operations and financial condition could be materially adversely affected.

Our results are subject to quarterly and seasonal fluctuations.

Our quarterly operating results may fluctuate and  could be negatively impacted in the future as a result of a number of factors, including seasonal variations in oil  prices, variations in levels of production, if an when production commences,  and the completion of development projects.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.   Any profitability in the future from our business will be dependent upon our ability to market the products developed under our licensing agreement and to source other acquisitions in the industry we have chosen either additional technologies or exploration projects. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

The Market for Penny Stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-BB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As of the date of this filing, we have no unresolved comments from the staff of the SEC.

Employees

As of December 31, 2012 and December 13, 2013 we did not have any employees.  Currently, Jean Mann, our sole director and officer  provides time as required for our operations.

ITEM 2.   PROPERTIES

Our Offices:

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.    The fees for these offices are approximately $50 per month.   Our sole director and officer,  Jean  Mann provides office space at her offices in Denver City, Texas free of charge to the Company.  Our principal office is located at 3651 Lindell Road, Ste. D 414, Las Vegas, Nevada 89103. Our telephone number is (702) 483-2974.

Our Oil and Gas Properties:

We own a 100% working interest in about 2,800 gross acres in the area of the developed Cave Pool Unit in Eddy County, New Mexico which contains shut-in oil wells that had produced from the Grayburg sands, an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped and are currently shut-in  The following table is a summary of data for our assets for the year ended December 31, 2012.

Operating Area	Total Gross Acres	Total Net Acres	Average Daily Production (Boe/d)	Percentage of Production	Net Proved Undeveloped Reserves (MBbl)	Percentage of Proved Undeveloped Reserves
Cave Pool Unit, Eddy County	2,800	2,800	-0-	-0-%	309	100%

Cave Pool Unit – Eddy County

Our properties in the Cave Pool Unit are located in Eddy County, New Mexico. We began operations in Cave Pool Unit, Eddy County  through an acquisition agreement for 2,800 net acres in 2012. At December 31, 2012, we owned interests in shut-in oil wells that had produced from the Grayburg sands, an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped and shut-in wells, which we intend to operate.

Our acreage position in the Cave Pool Unit, Eddy County has  predominantly produced from the Grayburg sands located at depths of 2300 to 2500 feet.   We have determined that there is one predominant producing interval from the wells on our property, plus three additional intervals of lesser nature.   We intend to concentrate on the most prospective interval (Zone 1) located in the wellbore at a depth of approximately 2350 to 2400 feet.   This oil productive zone is present in all wells on the property and has produced from ten wells previously.  The zone is a sandstone with some apparent radioactive characteristics.  The gross thickness averages about 28 feet and is quite uniform across the field.

Other similar but thinner zones of potential are present in most wells with some sands just above Zone 1 and one sand below Zone 1.  These zones have shown intermittent production but not as significant as Zone 1.  Our intent is to re-enter up to six depleted Zone 1 wells for the production from the zones that lie above Zone 1.   There are no plans at this time to exploit the zones below Zone 1.

As of December 31, 2012, we had estimated proved undeveloped reserves of 309 MBbl’s made up of 100% light to medium oil.  We intend to undertake operations prior to the end of December 31, 2013.

Proved Oil and Gas Reserves

 The following table sets forth summary information regarding our estimated proved undeveloped reserves as of December 31, 2012.   Our estimated total proved undeveloped reserves of oil as of December 31, 2012, were 386MBbl (309 net MBbl), made up of 100% light to medium oil.

Summary of Oil and Gas Reserves as of Fiscal-Year End
Based on Average Fiscal-Year Prices

Reserves Category	Oil (MBbl)	Net Oil (MBbl)	Percent (%)
Proved Undeveloped
	386	309	100%

Total Proved Reserves	386	309	100%

The following table sets forth our estimated proved reserves, PV-10 and a reconciliation of PV-10 to the Standardized Measure at December 31, 2012. Our reserve estimates and our calculation of Standardized Measure and PV-10 are based a 2013 oil price of $95/Bbl for the light and medium oil from Zone 1 and Zone 2.

Operating Area	Oil (MBbl)	Net Total (MBbl)	PV-10 (in millions)
Cave Pool Unit	386	309	12,382

PV-10 is our estimate of the present value of future net revenues from proved  oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates of future income taxes. PV-10 is a non-GAAP, financial measure and generally differs from the Standardized Measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the Standardized Measure as computed under GAAP.

We believe PV-10 to be an important measure for evaluating the relative significance of our oil and gas properties and that the presentation of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our company. We believe that most other companies in the oil and gas industry calculate PV-10 on the same basis.

Changes to Proved Reserves

There were no changes to Proved Reserves during fiscal 2012.

Preparation of Proved Reserves Estimates

Internal Controls Over Preparation of Proved Reserves Estimates

Our current reserve report was prepared in compliance with the standards set out in Regulation S-X Rule 4-10 (a) of  the Securities and Exchange Commission.

Our proved reserves are estimated at the property level and compiled for reporting purposes by our independent oil and gas consultants. We intend to maintain our internal evaluations of our reserves in a secure reserve engineering database.

We intend that all of the reserve information maintained in our reserve engineering database is provided to the external engineers. In addition, other pertinent data is provided such as seismic information, geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures and relevant economic criteria. We will make available all information requested, to the external engineers as part of their evaluation of our reserves.

For the year ended December 31, 2012, we engaged Chapman Petroleum Engineering Ltd., independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with our oil and gas properties.

Third-Party Reports

For the fiscal year ended December 31, 2012 we engaged Chapman Petroleum Engineering Ltd independent, third-party reserves engineers, to prepare estimates of the extent and value of the proved reserves of certain of our oil and gas properties, including 100% of our total reported proved reserves. Chapman Petroleum Engineering Ltd report for 2012 is incorporated by reference as Exhibit 99.2  to this annual report on Form 10-K.

Proved Undeveloped Reserves

As of December 31, 2012, we had 309 MBbl of proved undeveloped (“PUD”) reserves.  All of  our PUD reserves at December 31, 2012, were associated with our sole development project, Cave Pool in Eddy County.

Estimated future development costs relating to the development of PUD reserves are projected to be approximately $5,890,000 in 2014. We intend to monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development program. Based on current expectations for cash flows, commodity prices and operating costs and expenses, all PUD reserves are scheduled to be drilled before the end of 2014.

At December 31, 2012, we had 309 MBbl of PUD reserves, or 100% of our total proved reserves and 100%% of our total PUD reserves.

Oil and Gas Production, Production Prices and Production Costs

We do not currently have any production.  We expect to commence production in the first quarter of 2014.

Drilling Activity — Prior Three Years

We did not undertake any drilling activity on our oil and gas assets during the fiscal year ended December 31, 2012.

Drilling Activity — Current

As of the date of this report, we have not yet undertaken any drilling activity.  Our development plan is to drill 10 Zone 1 producers (PUD) with the first well drilling activity commencing prior to December 31, 2013 and to continue drilling these wells through the 2014 and then to drill 11 Zone  1 probable  producers at locations not previously produced from Zone 1, after completion of the drilling of the initial 10 PUD wells.   We also plan to re-enter at least 6 depleted Zone 1 wells and recomplete and fracture the miscellaneous sands above Zone 1.   We have not yet determined if we will undertake the re-entry program concurrently or subsequent to the initial drilling of the 10 Zone 1 wells.

Delivery Commitments

We do not have any delivery commitments as at the date of the filing of this report as we currently have no production.

Producing Wells

We do not have any producing wells as at the date of the filing of this report.

Acreage

We hold a total of  2,800 undeveloped acres in Eddy County, New Mexico.

Acreage Expirations

 The leases have no expiration date.

ITEM 3.  LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any legal proceedings that a governmental authority is contemplating against us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTC Markets Pink Sheets under the trading symbol “MULI”.   Following is information on high and low closing bid prices to report for the fiscal year ended December 31, 2012 and December 31, 2011.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2012	1.60	0.06
3rd Quarter ended 09/30/2102	3.00	0.01
2nd Quarter ended 06/30/2012	7.40	0.10
1st Quarter ended 03/31/2012	30.00	0.80
4th Quarter ended 12/31/2011	0.10	0.051
3rd Quarter ended 09/30/2011	0.1611	0.0045
2nd Quarter ended 06/30/2011	0.075	0.02
1st Quarter ended 03/31/2011	0.10	0.051

The above information was taken from information as posted on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of  November 25, 2013, there were 257   record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer Inc. The transfer agent’s address is 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760, and its telephone number is (727) 289-0010.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

On June 10, 2013, the Corporation issued 3,000,000 shares of common stock of the Company for the acquisition of certain oil and gas assets to Quad Energy Inc.

The foregoing issuances of shares of common stock were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the Securities & Exchange Commission under the Securities Act of 1934. Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons. Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. No underwriters were used in these transactions and no fees or commission were paid in connection with these transactions. All of the purchasers were “accredited investors” as that term is defined in Regulation D.

There were no other unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Liquidity & Capital Resources

We are development stage company engaged in the acquisition, exploration and development of oil and gas projects. To date, we have not generated any revenues.

We had no cash on hand at either December 31, 2012 or December 31, 2011.   Our total assets as at December 31, 2012 were $12,559,942 as compared to no assets as at December 31, 2011.  Our assets consist of the valuation of our oil and gas working interest in the Cave Pool Unit and the equipment on site.   We acquired these assets in late December, 2012.

Our total liabilities at December 31, 2012 were $1,670,782 as compared to $543,852 as at December 31, 2011. This significant change was as a result of an increase in short term notes payable to $152,753 in fiscal 2012 from $54,412 in fiscal 2011, offset by a decrease to accounts payable from $238,977 (2011) to $195,741 (2012) and a decrease in advances from stockholders from $218,017 (2011) to $143,046 (2012).   As well, we recorded a decrease in liabilities for discontinued operations from $32,446 (2011) to $Nil (2012).   The majority of the increase in liabilities results from an asset retirement obligation related to our oil and gas assets in the amount of $1,179,242 for December 31, 2012 with no comparable amount for December 31, 2011.

We will require $6,000,000 over the next twelve month period to further our business plan, of which approximately $5,700,000 will be allocated to the drilling of 10 wells on our oil and gas leases, with the remaining $300,000 allocated for expenses related to our public reporting requirements and working capital.

We do not have the funding required to meet our ongoing obligations or to fund our planned development.

Our ability to meet our financial liabilities and commitments is dependent upon our ability to raise funding  which we expect will be raised by the  continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

We have changed our business plan with the acquisition of our oil and gas assets in December, 2012 by  the Company.   We do not have any revenues and have not had any revenue since inception on September 21, 2010.

We have operating losses of $8,215,182 for the fiscal year ended December 31, 2012 as compared to operating losses of $211,743 for the fiscal year ended December 31, 2011.   The substantial increase in operating losses is mainly related to the impairment of our oil and gas assets in the amount of $7,815,693 and our intangible assets in the amount of $69,067 during the fiscal year ended December 31, 2012 with no comparable impairments for the fiscal year ended December 31, 2011.   Professional fees decreased to $33,069 for December 31, 2012 from $192,267 for December 31, 2011, while general and administrative expenses increased to $270,413 for December 31, 2012 from $Nil at December 31, 2011.   Other operating expenses for December 31, 2012 with no comparable figures for December 31, 2011 were amortization of intangible assets of $23,333 and  accretion of discount on asset retirement obligations of $3,607.

Other expense related to a loss on debt extinguishment of $14,248,486  as of December 31, 2012 with no comparable loss  for  December 31, 2011 and an increase of interest expenses to $26,471 at December 31, 2012 from $1,287 at December 31, 2011.

We reflected a loss before discontinued operations of $22,490,499 at December 31, 2012 which was offset by a gain from discontinued operations of $32,446 in December 31, 2012 as compared to a loss before discontinued operations of $213,030 and a loss from discontinued operations of $8,000 at December 31, 2011.

We have a net loss of $22,458,053 for the fiscal year ended December 31, 2012 as compared to a net loss of $221,030 for the fiscal year ended December 31, 2011.  Of which the amounts of  $8,215,182  was related to a loss from continuing operations, $14,275,317 was a loss from other expenses (debt extinguishment and interest expense), $22,490,499 was a loss before discontinued operations offset by a gain of $32,446 from discontinued operations at December 31, 2012 compared to a loss from continuing operations of $211,743, a loss from interest expense of $1,287, a loss before discontinued operations of $213,030 and a loss from discontinued operations of $8,000 at December 31, 2011.

Basic and diluted net loss per share was $0.97 as at December 31, 2012 compared to $1.55 for December 31, 2011.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

MULTI-CORP INTERNATIONAL INC.
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2012
(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Multi-Corp International, Inc.
Las Vegas, Nevada 89103

We have audited the accompanying consolidated balance sheet of Multi-Corp. International, Inc. (A Development Stage Company) (the “Company”) as of December, 31, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The financial statements of Multi-Corp. International, Inc. as of December 31, 2011, were audited by other auditors whose report dated April 16, 2012 expressed an unqualified opinion on those statements. The financial statements for the period from inception (September 21, 2010) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2011, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Corp. International, Inc. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is dependent on raising capital to commence principal operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

January 21, 2014

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Ontario, Canada
April 16, 2012

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	As of December 31, 2012	As of December 31, 2011
ASSETS
Current
Cash	$-	$-
Total Current Assets	-	-

Oil and gas properties, full cost method of accounting	12,559,942	-
Less: accumulated depletion, depreciation, and amortization	-	-
Total proved properties, net	12,559,942
Total other assets, net	-	-
Total Assets	$12,559,942	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	195,741	238,977
Short term notes payable	152,753	54,412
Advances from stockholders	143,046	218,017
Liabilities of discontinued operations	-	32,446
Total Current Liabilities	491,540	543,852

Asset retirement obligation	1,179,242	-
Total liabilities	1,670,782	543,852

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, 87,164,765 and 149,498 issued and outstanding as at December 31, 2012 and December 31, 2011 respectively	8,716	15
Additional Paid-in Capital	33,569,332	(313,032)
Retained earnings (accumulated deficit) during the development stage	(22,688,888)	(230,835)
Total Stockholders’ Equity (Deficit)	10,889,160	(543,852)
Total Liabilities and Stockholders’ (Equity) Deficit	$12,559,942	$-

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations

	Year ended December 31,		Inception (September 21, 2010) to December 31,
	2012	2011	2012

Revenue	-	-	-

Operating Expenses
Professional fees	33,069	192,267	225,336
Amortization of intangible assets	23,333	-	23,333
Accretion of discount on asset retirement obligations	3,607	-	3,607
Impairment of intangible assets	69,067	-	69,067
Impairment of oil and gas assets	7,815,693	-	7,815,693
General and administrative expenses	270,413	-	289,909
(Loss) from continuing operations	(8,215,182)	(211,743)	(8,426,945)

Other Income (expense)
Loss on debt extinguishment	(14,248,846)	-	(14,248,846)
Interest expense	(26,471)	(1,287)	(27,758)
Other income (expenses)	(14,275,317)	(1,287)	(14,276,604)

Income (Loss) before discontinued operations	(22,490,499)	(213,030)	(22,703,549)
Gain (loss) from discontinued operations	32,446	(8,000)	14,661

Net (Loss)	$(22,458,053)	$(221,030)	$(22,688,888)

Basic and diluted Net (loss) per share from continuing operations	$(0.97)	$(1.49)
Basic and diluted Net income per share from discontinued operation	0.00	(0.06)
Basic and diluted Net (loss) per share	$(0.97)	$(1.55)

Weighted average number of shares outstanding	23,033,958	142,978

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares issued	Par Value	Capital	Deficit	Equity (Deficit)
Balance, September 21, 2010	70,000	$7	$(7)	$-	$-
Reverse acquisition	9,498	1	(1,013,018)	-	(1,013,017)
Net (loss)	-	-	-	(9,805)	(9,805)
Balance, December 31, 2010	79,498	8	(1,013,025)	(9,805)	(1,022,822)

Shares issued to settle debt	70,000	7	699,993	-	700,000
Net (loss)	-	-	-	(221,030)	(221,030)
Balance, December 31, 2011	149,498	15	(313,032)	(230,835)	(543,852)

Shares issued to settle accounts payable	3,000	-	21,600		21,600
Shares issued to purchase intellectual property	14,000	1	92,399		92,400
Shares issued for stock-based compensation	25,000	3	249,997		250,000
Shares issued to settle advances from stockholders	74,970,997	7,497	14,297,720		14,305,217
Shares issued to purchase oil and gas property and equipment	12,000,000	1,200	19,198,800		19,200,000
Imputed interest			21,848		21,848
Rounding due to reverse stock split	2,270	-	-	-	-
Net (loss)				(22,458,053)	(22,458,053)
Balance, December 31, 2012	87,164,765	$8,716	$33,569,332	$(22,688,888)	$10,889,160

The accompanying notes are an integral part of these consolidated financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows

	Year ended December 31,		Inception (September 21, 2010) to
	2012	2011	December 31, 2012

Cash flows from operating activities
Net (loss)	$(22,458,053)	$(221,030)	$(22,688,888)
Adjustment to reconcile net loss to cash used by operations:
Stock-based compensation	250,000	-	250,000
Amortization of intangible asset	23,333	-	23,333
Accretion on asset retirement obligations	3,607		3,607
Imputed interest contributed to additional paid in capital	21,848		21,848
Loss on conversion of debt to shares	14,248,846	-	14,248,846
Impairment of intangible asset	69,067		69,067
Impairment of oil and gas asset	7,815,693		7,815,693
Gain on divestment of AquaSil Inc.	(32,446)	-	(32,446)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	19,765	137,817	157,582
Net cash used in continuing operating	(38,340)	(83,213)	(131,358)
Net cash used in discontinued operating	-	-	-
Net cash used in operating activities	(38,340)	(83,213)	(131,358)

Cash flows from Financing Activities
Acquisition of AquaSil Inc.	-	-	1,000
Proceeds from short term notes payable	38,340	54,412	92,752
Advances from stockholders	-	5,160	5,160
Net cash used in continuing operating	38,340	59,572	98,912
Net cash used in discontinued operating	-	22,776	32,446
Net cash provided by financing activities	38,340	82,348	131,358

(Decrease) Increase in cash during the period	-	(865)	-
Cash, beginning of period	-	865	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$74,971	$700,000	$774,971
Common stock issued for settlement of accounts payable	3,000	-	3,000
Common stock issued to acquisition of intellectual property	92,400	-	92,400
Common stock issued for acquisition of oil and gas asset	19,200,000	-	19,200,000
Asset retirement obligation acquired with acquisition of oil and gas asset	1,175,635	-	1,175,635
	$20,546,006	$700,000	$21,246,006

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 1 — ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products. The operations were consolidated until the entity was disposed on March 31, 2012.

On May 22, 2012, the Board of Directors authorized the Company to implement a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1000:1 and to file all required documents to the requisite regulatory authorities to implement the reverse split. Adjusted equity statement consisted with this.

On December 17, 2012, we entered into two agreements (the “Agreements”) with Quad Energy Corp., a Nevada Corporation (“Quad”) whereby we will acquire a 100% Working Interest and Revenue Interests ranging from 61.96% to 70.5% in the 2,800 acre Cave Pool Property in Eddy County, New Mexico which have an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped. and all of the production equipment on the Property including all of the pump jacks, storage tanks, and batteries.

Basis of Presentation

The Company is in the development stage and has no revenues. A development stage company is one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

These consolidated financial statements include the accounts of Multi-Corp International Inc. and up to March 31, 2012 includes the accounts of AquaSil. The operations were consolidated until the entity was disposed on March 31, 2012.

Note 2 — GOING CONCERN

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as a result of these reclassifications

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Equipment and Facilities

Equipment and facilities are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the related assets, ranging from one to twenty-five years.

Intangible Assets

Acquired intangible assets are recognized at cost and are classified as assets with finite useful lives. The Company amortizes the intangible assets with five years using the straight-line method over the estimated economic lives of the assets. Intangible assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has recognized impairment losses of $69,067 on the intangible assets during the year ended December 31, 2012.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which the well is spud or the asset is acquired and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center by country ("full cost pool"). At December 31, 2012, the Company had one cost center – United States.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. At December 31, 2012, there was no amortization of these costs due to there being no production.

Unproved property costs are excluded from the amortization base until determination of the existence of proved reserves on the respective property or until the requirement for impairment. Unproved properties are reviewed at the end of each quarter to determine whether portions of the costs should be reclassified to the full cost pool and thereby subject to amortization. Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Capitalized costs are summarized as follows for the years ended December 31, 2012 and 2011, respectively:

	Years Ended December 31,
	2012	2011
Shares issued to acquire the oil and gas properties	$19,200,000	$-
Asset retirement cost	$1,175,635	$-

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. We recognized $7,815,693 and $0 of impairment costs during the years ended December 31, 2012 and 2011, respectively.

Impairment

FASB ASC 360-10-35-21 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting (which the Company uses) are excluded from this requirement but continue to be subject to the full cost method's impairment rules.

Revenue recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable. Gas-balancing arrangements are accounted for using the sales method.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-
Liabilities:
Short term notes payable	-	152,753	-
Advances from stockholders	-	1,430,469	-
Total Liabilities	$-	$1,583,222	$-

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-
Liabilities:
Short term notes payable	-	54,412	-
Advances from stockholders	-	218,017	-
Total Liabilities	$-	$272,429	$-

The following schedule summarizes the valuation of assets and liabilities that were re-measured to fair value on a non-recurring basis in the balance sheet as of December 31, 2012. No assets or liabilities were re-measured to fair value on the December 31, 2011 balance sheet.

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets:
Oil and gas properties	$-	$-	$12,559,942
Total Assets	$-	$-	12,559,942
Liabilities:
None	$-	$-	-

The Company valued the Oil and gas properties at their fair value with the full cost ceiling test impairment recorded at December 31, 2012. This value is consistent with the PV10 value assessed by the reserve engineer with an adjustment to add back the present value impact associated with the future plug and abandonment costs consistent with the related GAAP guidance. The inputs that were used in determining fair value of these assets were Level 3 inputs. These inputs consist of but are not limited to the following: estimates of reserve quantities, estimates of future production costs and taxes, estimates of consistent pricing of commodities, 10% discount rate, etc.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company follows the guidance included in ASC 718 Compensation-Stock Compensation (“ASC 718”) using the modified prospective transition method. The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes . Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The estimates on depreciation were based on the estimated useful lives of the Company's assets. Any estimates during the period have had an immaterial effect on earnings.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant ASC 260, Earnings per Share, which require disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. During the years ended December 31, 2012 and 2011 the Company had no common stock equivalents outstanding. Due to this, as well as the net losses reported for these years, the basic loss per share was the same as the diluted loss per share.

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No.114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22(SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Note 4 — ACQUISITIONS OF OIL AND GAS PROPERTY

On December 17, 2012, the Company entered into two agreements (the “Agreements”) with Quad Energy Corp., a Nevada Corporation (“Quad”) whereby we acquired a 100% Working Interest and Revenue Interests ranging from 61.96% to 70.5% in the 2,800 acre Cave Pool Property in Eddy County, New Mexico which have an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped.and all of the production equipment on the Property including all of the pump jacks, storage tanks, and batteriesThe Company’s plan is to re-drill and bring production back online.

The consideration paid for the interests was by way of the issuance of a total of 12,000,000 shares of the common stock of the Company at a price of $1.60 per share which was the closing trade price of the shares on the date of the agreements, for a total value of $19,200,000. Asset retirement obligation associated with the acquisition was $1,175,635.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 4 — ACQUISITIONS OF OIL AND GAS PROPERTY (CONTINUED)

Due to the reserves acquired being considered shut-in and re-drilling required to produce, the acquired wells were considered undeveloped. Given the undeveloped nature of the property this was considered an asset acquisition.

The Company received reserve evaluation reports on its oil property in the Cave Pool field in Eddy County, New Mexico, USA from a third party. As a result of this review, management determined to impair the asset in order to reflect the value of the third party appraisal report.

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Purchases of oil and gas properties through the issuance of common stock	$19,200,000	$-
Capitalized asset retirement obligations	1,175,635	-
Total purchase and development costs, oil and gas properties	20,037,635	-
Allowance for impairment	(7,815,693)	-
Proved properties, net	$12,559,942	$-

When performing the full cost ceiling test as of December 31, 2012, the full cost ceiling of the proved reserves based on PV10 was less than the carrying value of proved properties. As a result, impairment was recorded for ($7,815,693).

Note 5 – ASSET RETIREMENT OBLIGATION

The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. Under the provisions of FASB ASC 410-20-25, the fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Beginning asset retirement obligation	$-	$-
Liabilities incurred for new wells placed in production	1,175,635	-
Accretion of discount on asset retirement obligations	3,607	-
Ending asset retirement obligation	$1,179,242	$-

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 6 – INTELLECTUAL PROPERTY

On February 1, 2012, the Company entered into an acquisition agreement (the “Agreement”) with Oveldi Canada Ltd., a Canadian Corporation (“OVE”) whereby the Corporation acquired the rights to certain intellectual property for a proprietary software application called EviCAT©. In accordance with the terms and provisions of the Agreement, the Corporation acquired the rights to the intellectual property from OVE in exchange for the issuance of 14,000 shares of the Corporation’s restricted common stock. The shares of common stock were issued on February 27, 2012, and the transaction was valued at the fair market value of the Company’s common stock on the date of issuance totalling $92,400. The software application has been identified as an intangible asset, with a useful life of five years. At the present time the Company is evaluating applications for the licensing of EviCAT© to third party users.

During the fiscal year ended December 31, 2012, amortization of purchased intangible assets included in operating expenses was $23,333 compared to Nil in the same period of fiscal 2011.

Intellectual property is evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has recognized impairment losses of $69,067 on the intangible assets due to the lack of revenue generated with the software to date.

Note 7 – LICENSE AGREEMENT AND DISCONTINUED OPERATIONS

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

The Company’s wholly owned subsidiary, AquaSil, was incorporated in the State of New York on September 21, 2010 to engage in the business of selling various water and soft drink products and held a licensing agreement for the sales of the licensed products. On March 31, 2012, the Company divested itself of this wholly-owned subsidiary and determined not to continue in the water business. The Company has consolidated AquaSil up to March 31, 2012.  As of April 1, 2012, the Company has treated operations of Aquasil as discontinued operations.  Concurrently the Company has agreed to return the shares of AquaSil to the original stockholder with no further obligation.  The shares issued as part of the original transaction were privately acquired by Robert Baker, the Company’s CEO, president and director.

The Company recorded a gain on disposition of $32,446 based on liabilities relieved compared to assets disposed of. There was no revenue generated by the discontinued subsidiary.

Assets and liabilities of discontinued operations at the date of disposition were as follows:

Total Assets	$-
Total liabilities	(32,446)
Net assets	$32,446

Note 8 – ADVANCES FROM STOCKHOLDERS

On February 3, 2011, the Company issued 70,000 shares of common stock in settlement of $700,000 of advances from principal stockholders.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 8 – ADVANCES FROM STOCKHOLDERS (CONTINUED)

During the fiscal year ended December 31, 2012, the Company issued 74,970,997 shares of common stock at $0.001 per share in settlement of $74,971 in advances from stockholders. The shares of common stock were valued at $0.19 per share, totaling $14,305,217, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $14,230,246.

A total of $143,046 reported on the Balance Sheet as at December 31, 2012 (December 31, 2011 - $218,017) consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations.  The amounts are unsecured, non-interest bearing and due on demand.  Imputed interest at 8% has been expensed and recorded as additional paid in capital of $15,671 during the year ended December 31, 2012.

Note 9 – SHORT TERM NOTES

As of December, 2012, the Company owed $59,765 (December 31, 2011 – $54,412) in short term notes.  The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.  During the fiscal year ended December 31, 2012, the Company recorded interest expense of $4,623 (2011 - $1,287), which amount is included in accounts payable and accrued liabilities on the consolidated balance sheets.

During the fiscal year ended December 31, 2012, the Company received funds in the amount of $92,988 to settle certain operating expenses. The amounts are unsecured, non-interest bearing and due on demand.  Imputed interest at 8% has been expensed and recorded as additional paid in capital of $6,177.

Note 10 – COMMON STOCK

On December 20, 2010, the Company issued 70,000 shares of common stock to acquire one hundred percent of the total issued and outstanding shares of common stock of AquaSil Inc. under the stock exchange agreement.

On January 21, 2011, the Company amended its articles of incorporation to increase its authorized share capital from 100,000,000 to 500,000,000 shares of common stock.

On February 3, 2011, the Company issued 70,000 shares of common stock at $0.01 per share in settlement of $700,000 of advances from stockholders.

On May 22, 2012, the Board of Directors of the Company approved a reverse split of the current issued and outstanding shares of the Company on the basis of one (1) new share for each one-thousand (1,000) shares currently held.  All share and per share amounts used in the Company’s consolidated financial statements have been restated to reflect the 1000 for 1 reverse stock split.

On February 27, 2012, the Company issued 14,000 shares of the Corporation’s restricted common stock to Oveldi Canada Ltd. pursuant to the agreement whereby the Company acquired the rights to the EviCAT© software.  The shares of common stock were valued at $6.60 per share, totaling $92,400, the fair market value of the shares on the date of agreement.

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 10 – COMMON STOCK (continued)

On February 27, 2012, the Company issued a total of 3,000 shares to a shareholder of the Company in settlement of advances made by the shareholder totaling $3,000. The shares of common stock were valued at $7.20 per share, totaling $21,600, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $18,600.

On September 13, 2012, the Company issued 74,970,997 shares of common stock at $0.001 per share in settlement of $74,971 of advances from stockholders. The shares of common stock were valued at $0.19 per share, totaling $14,305,217, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $14,230,246.

On December 17, 2012, the Company issued 12,000,000 shares of the common stock of the Corporation at a price of $1.60 per share which was the closing trade price of the shares on the date of the agreements, for a total value of $19,200,000. These shares were issued for proved oil and gas properties and were capitalized with the acquisition.

As of December 31, 2012, the issued and outstanding shares of common stock are 87,164,765.

Note 11 – RELATED PARTY TRANSACTIONS

A total of $143,046 recorded on the Company’s Balance Sheet as Advances from Stockholders at December 31, 2012 (December 31, 2011 - $218,017) consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations.  The amounts are unsecured, non-interest bearing and due on demand.

On February 27, 2012, the Company issued a total of 25,000 shares to Robert Baker as consideration for management services valued at $250,000 from the date of his appointment as a director and officer to the date of issuance.

On September 13, 2012, the Company issued 74,970,997 shares of common stock at $0.001 per share in settlement of $74,971 of advances from stockholders. The shares of common stock were valued at $0.19 per share, totaling $14,305,217, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $14,230,246.

Note 12 – INCOME TAXES

The Company has losses carried forward for income tax purposes for December 31, 2012. There are no current or deferred tax expenses for the period ended June 30, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For The Period from Inception (September 21, 2010) To December 31, 2012

Note 12 – INCOME TAXES (continued)

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	December 31, 2012	December 31, 2011
Net operating loss carry forward	$288,941	$230,835
Effective Tax Rate	35%	35%
Deferred Tax Assets – net operating loss	101,129	80,792
Deferred Tax Assets – temporary differences	1,262	0
Less: Valuation Allowance	(102,391)	(80,792)
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $102,391 and $80,792 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31,

	December 31, 2012	December 31, 2011
Permanent difference and other	35%	35%
Effective tax rate	0%	0%

The net federal operating loss carry forward will expire between 2020 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 13 – SUBSEQUENT EVENTS

Effective on March 1, 2013, the Board of Directors of the Company accepted the resignation of Robert Alan Baker as the President/Chief Executive Officer, Secretary, Treasurer and the sole member of the Board of Directors of the Company. Mr. Baker’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices. Simultaneously, Mrs. Jean Mann was appointed as the sole member of the Board of Directors and as the President/Chief Executive Officer, Secretary and Treasurer of the Company.

On March 4, 2013, Multi-Corp International Inc. (the “Company”) issued an aggregate of 42,000,000 common shares to Jurgen Grams in settlement of a total of $42,000 in debt, at a price of $0.001 per share.  Concurrently the Company’s former sole officer and director, Robert Alan Baker returned a total of 44,971,000 shares to treasury for cancelation, with no consideration.

On June 10, 2013 the Company issued a total of 3,000,000 shares, valued at market value as of the issuance date  or  $1.30 per share,  to Quad Energy Corp. (“Quad”)  in consideration for all of Quad’s interests in the Double XX property “Property”) located in New Mexico.

SUPPLEMENTAL OIL AND GAS INFORMATION
(UNAUDITED)

The following information details balances of oil and gas products for each of the years presented. Prior to December 31, 2012, we had no reserves to report.  On December 17, 2012 we acquired 100% Working Interest in a 2,800 acre Cave Pool Property in Eddy County, New Mexico (the “Property”) which have an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped. and all of the production equipment on the property, including all of the pump jacks, storage tanks, batteries.

Independent professional engineer, C.W. Chapman, P.Eng. (“Chapman”), performed a reserve and economic evaluation of the Property as of December 31, 2012.  Figures reported below are 100% attributable to the Property.

Oil and Natural Gas Exploration and Production Activities

The Company has not yet sold any oil or gas products.  The Company incurred the following costs for oil and natural gas acquisition, exploration and development activities during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Purchases of oil and gas properties through the issuance of common stock	$19,200,000	$-
Capitalized asset retirement costs	1,175,635	-
Total purchase and development costs, oil and gas properties	20,037,635	-
Allowance for impairment	(7,815,693)	-
Proved properties, net	$12,559,942	$-

Excluded costs for unproved properties are accumulated by year. Costs are reflected in the full cost pool as the drilling costs are incurred or as costs are evaluated and deemed impaired. The Company anticipates these excluded costs will be included in the depletion computation over the next five years. The Company is unable to predict the future impact on depletion rates. The following is a summary of capitalized costs excluded from depletion:

	Year Ended
	December 31,
Property acquisition costs:	2012	2011
Unproved	$-	$-
Proved	19,200,000	-
Exploration costs	-	-
Development costs	-	-
Total	$19,200,000	$-

Oil and Natural Gas Reserves and Related Financial Data

Information with respect to the Company's crude oil and natural gas producing activities is presented in the following tables. Reserve quantities, as well as certain information regarding future production and discounted cash flows, were determined by Chapman Petroleum Engineering Ltd.., independent petroleum consultants based on information provided by the Company.

Oil and Natural Gas Reserve Data

The following tables present the Company's independent petroleum consultants' estimates of its proved oil and natural gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

Natural
	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves as of December 31, 2011	-	-
Revisions of previous estimates	-	-
Extensions, discoveries and other additions	-	-
Purchase of reserves in place (gross)	386,000	-
Sale of reserves in place	-	-
Production	-	-
Proved developed and undeveloped reserves as of December 31, 2012	386,000	-

Proved developed reserves:
December 31, 2011	-	-
December 31, 2012	-	-

Proved undeveloped reserves:
December 31, 2011	-	-
December 31, 2012	386,000	-

Proved reserves are estimated quantities of oil and natural gas, which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.

Standardized Measure of Discounted Future Net Cash Inflows and Changes Therein

The following table presents a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas were prepared in accordance with the provisions of ASC 932-235-555 (formerly SFAS 69). Future cash inflows were computed by applying average prices of oil and natural gas for the first day of the last twelve months as of December 31, 2012 to estimated future production. Future production and development costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses were calculated by applying appropriate year-end tax rates to future pretax cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved and tax credits and loss carryforwards relating to oil and natural gas producing activities. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted future cash flows. Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the Company's oil and natural gas reserves. The following is a summary of the Company’s standardized measure of discounted future cash flows for the years as indicated:

	Years Ended December 31,
	2012	2011
Future cash inflows	$29,375,000	$-
Future production costs	(4,927,000)	-
Future development costs	(5,890,000)	-
Well abandonment costs	(400,000)
Future income tax expense	-	-
Future net cash flows	18,158,000	-
10% annual discount for estimated timing of cash flows	(5,776,000)	-
Standardized measure of discounted future net cash flows	$12,382,000	$-

The Company has not yet commenced production.  The Benchmark oil par prices reflected below is the equivalent price of light sweet crude landed in Edmonton to that of the West Texas Intermediate Crude in Crushing, Oklahoma.  All prices quoted in the economic evaluations presented herein reflect fully adjusted prices for crude quality, transportation, gas heating value and specific contractual arrangements.

The prices for the Company's reserve estimates were as follows:

		Natural
	Oil (Bbl)	Gas (Mcf)
December 31, 2012	$95.02	$-

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

Years Ended December 31,
	2012	2011
Standard measure, beginning of year	$–	$–
Sales of oil and natural gas produced, net of production costs	–	–
Net changes of prices and production costs	–	–
Revisions of quantity estimates	–	–
Extensions and discoveries	–	–
Changes in estimated future development costs	–	–
Purchase of reserves in place	12,382,000	–
Sale of reserves in place	-	–
Previously estimated development costs incurred during the period	-	–
Allowance for impairment	-	–
Net changes in income taxes	-	–
Changes in timing and other	-	–
Standard measure, end of year	$12,382,000	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended December 31, 2012 and 2011, there have been no changes in the Company’s accounting policies.

On April 16, 2013, the Company dismissed its independent registered public accounting firm, DNTW Chartered Accountants, LLP (the “Former Accountant”).  The Company's decision to dismiss the Former Accountant was approved by its Board of Directors on April 16, 2013 and was based on the Board's determination that fees quoted for the December 31, 2012 fiscal year end audit work were too onerous for the Company, resulting in a decision to seek alternate quotes.

The report of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, and its reviews of interim financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except they contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

The Company had a disagreement with the Former Accountant on the accounting for the acquisition of oil and gas properties purchased by the Company in December 2012 as well as the value of the shares of common stock issued in connection with the acquisition.  The Company’s sole officer and director discussed the disagreement with the Former Accountant and has authorized the Former Accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of this disagreement.  Other than disclosed in this paragraph, there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference thereto in its report on the Company’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

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

Management's Remediation Initiatives

As of December 31, 2012 concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Jean Mann	65	Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer	March 1, 2013

Jean Mann, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mrs. Mann for the past 47 years has been undertaking consulting work for various companies by way of providing Full Accounting & Financial Services, assistance in raising funding, contract negotiation and preparation of Oil and Gas reports for leases in New Mexico and Texas, as well as working closely with the Oil Conservation Board on BLM on sundry reports for lease lands.

For the last 35 years in addition to her private consulting business she has worked in the Oil and Gas industry preparing weekly gauge reports, Federal Production Reports to deal with the MMS and BLM, Texas Oil reports, and NM State Production reports, as well as working closely with the OCD, preparing working interest statements, Division Orders and assignment of Oil and Gas Interests plus transfers of ownership.

Mrs. Mann intends to devote a substantial portion of her time to the Company and intends to seek out potential acquisitions or mergers for the Company in various sectors including but not limited to the Oil and Gas Industry.

There have been no transactions between the Company and Mrs. Mann since the Company’s last fiscal year other than those which are reported herein.

Mrs. Mann does not act as a director or officer for any other companies which have a class of securities registered under Section 12 of the Exchange Act.

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

Board of Directors and Director Nominees

Since our Board of Directors has no independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending December 31, 2012, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended December 31, 2012 and 2011 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Baker(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	250,000	250,000
Robert Baker	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ilya Khasidov, CEO, CFO and President (resigned)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  On February 27, 2012, the Company approved the issuance of 25,000 shares of stock to Mr. Baker as consideration for services from December 1, 2011.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company does not have any employment agreements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 15, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jurgen Gunther Grams	42,000,000 shares held directly	48.18%
Common Stock	Quad Energy Corp.	15,000,000 shares held directly	17.2%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 15, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 87,193,765 shares of common stock outstanding as of November 15, 2013.

Security Ownership of Management

The following table shows, as of November 15, 2013, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jean Mann	0 shares held directly	0%
	All Officers and Directors as a Group		0%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 15, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 87,193,765 shares of common stock outstanding as of November 15, 2013.

Changes in Control

There are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A total of $143,046 recorded on the Company’s Balance Sheet as Advances from Stockholders at December 31, 2012 (December 31, 2011 - $218,017) consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations.  The amounts are unsecured, non-interest bearing and due on demand.

On February 27, 2012, the Company issued a total of 25,000 shares to Robert Baker as consideration for management services valued at $250,000 from the date of his appointment as a director and officer to the date of issuance.

On September 13, 2012, the Company issued 74,970,997 shares of common stock at $0.001 per share in settlement of $74,971 of advances from stockholders.

The Company has a verbal contact entered into subsequent to December 31, 2012 with Ms. Jean Mann, the Company’s sole officer and director for $2,000 a month for consulting services.

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

None

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

DNTW Chartered Accountants, LLP were our principal accountants since inception.  On April 16, 2013, the Company dismissed its independent registered public accounting firm, DNTW Chartered Accountants, LLP.

Effective April 16, 2013, the Company engaged M & K CPAS, PLLC to serve as the Company’s new independent registered public accounting firm.   The following table sets forth fees billed to the Company for professional services rendered by the Company's principal accountant M & K CPAS, PLLC, for the fiscal year ended December 31, 2012 and the fees billed to the Company by DNTW Chartered Accountants, LLP for the fiscal year ended December 31, 2011:

Services	2012 $	2011 $
Audit fees	24,000	38,760
Audit related fees - DNTW	22,500	-
Tax fees	-	-
Total fees	46,500	38,760

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.1(iv)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on June 27, 2012
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
10.2	Acquisition Agreement between MULTI-CORP INTERNATIONAL INC. And Oveldi Canada Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on February 2, 2012
10.3	Asset Purchase Agreement to Acquire Oil and Gas Working Interest between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.4	Asset Purchase Agreement to acquire equipment and oil inventory between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.5	Assignment and Assumption Agreement between the Corporation and Quad Energy Corp. dated May 23, 2013	Filed herewith
99.1	Preliminary Technical Analysis Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 14, 2013
99.2	Reserve and Economic Evaluation Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on March 6, 2013
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* to be filed by Amendment.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTI-CORP INTERNATIONAL INC.

Date:	January 23, 2014	By:	/s/ Jean Mann
		Name:	Jean Mann
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 23, 2014	By:	/s/ Jean Mann
		Name:	Jean Mann
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)