Form 10-K/A
period 2012-12-31
MULTI-CORP INTERNATIONAL INC.
filed 2014-03-11
CIK 1405260

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Multi-Corp International Inc.  for the fiscal year ended December 31, 2012 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on January 23, 2014.

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

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.1(iv)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on June 27, 2012
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
10.2	Acquisition Agreement between MULTI-CORP INTERNATIONAL INC. And Oveldi Canada Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on February 2, 2012
10.3	Asset Purchase Agreement to Acquire Oil and Gas Working Interest between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.4	Asset Purchase Agreement to acquire equipment and oil inventory between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.5	Assignment and Assumption Agreement between the Corporation and Quad Energy Corp. dated May 23, 2013	Filed herewith
99.1	Preliminary Technical Analysis Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 14, 2013
99.2	Reserve and Economic Evaluation Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on March 6, 2013
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith+
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTI-CORP INTERNATIONAL INC.

Date:	March 11, 2014	By:	/s/ Jean Mann
		Name:	Jean Mann
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 11, 2014	By:	/s/ Jean Mann
		Name:	Jean Mann
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)