Form 10-Q
period 2013-03-31
MULTI-CORP INTERNATIONAL INC.
filed 2014-03-12
CIK 1405260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54252
Commission File Number

MULTI-CORP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Ste D 414, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

87,193,765 common shares outstanding as of February 23, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)
.

MULTI-CORP INTERNATIONAL INC.

PART I – FINANCIAL INFORMATION

REPORTED IN UNITED STATES DOLLARS

ITEM 1.  FINANCIAL STATEMENTS - Unaudited

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on January 23, 2014.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	As of March 31, 2013 (unaudited)	As of December 31, 2012
ASSETS
Current
Cash	$-	$-
Total Current Assets	-	-

Oil and gas properties, full cost method of accounting	12,559,942	12,559,942
Less: accumulated depletion, depreciation, and amortization	-	-
Total proved properties, net	12,559,942	12,559,942
Total other assets, net	-	-
Total Assets	$12,559,942	$12,559,942

LIABILITIES
Current
Accounts payable and accrued liabilities	220,785	195,741
Short term notes payable	121,921	152,753
Advances from stockholders	143,046	143,046
Total Current Liabilities	485,752	491,540

Asset retirement obligation	1,199,267	1,179,242
Total liabilities	1,685,019	1,670,782
STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value, non-voting, 20,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, voting, 500,000,000 authorized, and 84,193,765 and 87,164,765 issued and outstanding as at March 31, 2013 and December 31, 2012 respectively	8,419	8,716
Additional Paid-in Capital	34,624,095	33,569,332
Retained earnings (accumulated deficit) during the development stage	(23,757,591)	(22,688,888)
Total Stockholders’ Equity (Deficit)	10,874,923	10,889,160
Total Liabilities and Stockholders’ Equity (Deficit)	$12,559,942	$12,559,942

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Unaudited)

	Three months ended March 31,		Inception (September 21, 2010)
	2013	2012 (consolidated)	to March 31, 2013
Revenue	$-	$-	$-

Operating Expenses
Professional fees	32,364	3,717	257,700
Amortization of intangible assets	-	2,333	23,333
Accretion of discount on asset retirement obligations	20,025	-	23,632
Impairment of intangible assets	-	-	69,067
Impairment of oil and gas assets	-	-	7,815,693
General and administrative expenses	2,669	256,718	292,578
(Loss) from continuing operations	(55,058)	(262,768)	(8,482,003)

Other Income (expense)
Loss on debt extinguishment	(1,008,000)	-	(15,256,846)
Interest expense	(5,645)	(1,085)	(33,403)
Other income (expenses)	(1,013,645)	(1,085)	(15,290,249)

Income (Loss) before discontinued operations	(1,013,645)	(263,853)	(23,772,252)
Gain (loss) from discontinued operations	-	-	14,661

Net (Loss)	$(1,068,703)	$(263,853)	$(23,757,591)

Basic and diluted Net (loss) per share from continuing operations	$(0.01)	$(0.00)
Basic and diluted Net income per share from discontinued operation	-	-
Basic and diluted Net (loss) per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	86,273,465	151,344,503

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
 Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Inception (September 21, 2010) to
	2013	2012 (consolidated)	March 31, 2013
Cash flows from operating activities
Net (loss)	$(1,068,703)	$(263,853)	$(23,757,591)
Adjustment to reconcile net loss to cash used by operations:
Stock-based compensation	-	250,000	250,000
Amortization of intangible asset	-	2,333	23,333
Accretion on asset retirement obligations	20,025	-	23,632
Imputed interest contributed to additional paid in capital	4,466	-	26,314
Loss on conversion of debt to shares	1,008,000	-	15,256,846
Impairment of intangible asset	-	-	69,067
Impairment of oil and gas asset	-	-	7,815,693
Gain on divestment of AquaSil Inc.	-	-	(32,446)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	25,043	11,520	182,625
Net cash used in continuing operations	(11,169)	-	(142,527)
Net cash used in discontinued operations	-	-	-
Net cash used in operating activities	-	-	(142,527)

Cash flows from Financing Activities
Acquisition of AquaSil Inc.	-	-	1,000
Proceeds from short term notes payable	11,169	-	103,921
Advances from stockholders	-	-	5,160
Net cash used in continuing operations	11,169	-	110,081
Net cash used in discontinued operations	-	-	32,446
Net cash provided by financing activities	11,169	-	142,527

(Decrease) Increase in cash during the period	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
Common stock issued for settlement of advances from stockholders	$-	$-	$774,971
Common stock issued for settlement of short-term loan	42,000	-	42,000
Common stock issued for settlement of accounts payable	-	-	3,000
Common stock issued for acquisition of intellectual property	-	92,400	92,400
Common stock issued for acquisition of oil and gas asset	-	-	19,200,000
Common stock cancelled by shareholder	4,497		4,497
Asset retirement obligation acquired with acquisition of oil and gas asset	-	-	1,175,635

The accompanying notes are an integral part of these financial statements

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

On May 22, 2012, the Board of Directors authorized the Company to implement a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio of 1000:1 and to file all required documents to the requisite regulatory authorities to implement the reverse split. All share and per share data included in this report is consistent with the implementation of the reverse split.

On December 17, 2012, we entered into two agreements (the “Agreements”) with Quad Energy Corp., a Nevada Corporation (“Quad”) whereby we will acquire a 100% Working Interest and Revenue Interests ranging from 61.96% to 70.5% in the 2,800 acre Cave Pool Property in Eddy County, New Mexico which have an estimated 51  identified drilling and recompletion locations, of which 14 were proved undeveloped, and all of the production equipment on the Property including all of the pump jacks, storage tanks, and batteries.

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
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as a result of these reclassifications.

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

Intangible Assets

Acquired intangible assets are recognized at cost and are classified as assets with finite useful lives. The Company amortizes the intangible assets with five years using the straight-line method over the estimated economic lives of the assets. Intangible assets are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company recognized an impairment loss of $69,067 on the intangible assets during the year ended December 31, 2012.

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

Full Cost Method

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to the exploration and development of oil and gas properties are initially capitalized into a single cost center by country ("full cost pool"). At March 31, 2013, the Company had one cost center  in the  United States.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. At March 31, 2013, there was no amortization of these costs due to there being no production.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Full Cost Method (continued)

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

Capitalized costs are summarized as follows for the periods ended March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
Shares issued to acquire the oil and gas properties	$19,200,000	$19,200,000
Asset retirement cost	$1,175,635	$1,175,635
Accumulated impairment	$(7,815,693)	$(7,815,693)
Net	$12,559,942	$12,559,942

Capitalized costs of oil and gas properties (net of related deferred income taxes) may not exceed an amount equal to the present value, discounted at 10% per annum, of the estimated future net cash flows from proved oil and gas reserves plus the cost of unproved properties (adjusted for related income tax effects). Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net cash flows is computed by applying the arithmetic average first day price of oil and natural gas for the preceding twelve months to estimated future production of proved oil and gas reserves as of the end of the period, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Such present value of proved reserves' future net cash flows excludes future cash outflows associated with settling asset retirement obligations. Should this comparison indicate an excess carrying value, the excess is charged to earnings as an impairment expense. We recognized $0 and $7,815,693 of impairment costs during the periods ended March 31, 2013 and December 31, 2012, respectively.

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

Revenue recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable, and collectability is reasonably assured. Gas-balancing arrangements are accounted for using the sales method.

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information,

The carrying value of all assets and liabilities approximated their fair values as of March 31, 2013 and March 31, 2012, respectively.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-
Liabilities
Short term notes payable	-	121,921	-
Advances from stockholders	-	143,046	-
Total Liabilities	$-	$264,967	$-

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets:
None	$-	$-	$-
Liabilities
Short term notes payable	-	152,753	-
Advances from stockholders	-	143,046	-
Total Liabilities	$-	$295,799	$-

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant ASC 260, Earnings per Share, which require disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. During the periods ended March 31, 2013 and December 31, 2012 the Company had no common stock equivalents outstanding. Due to this, as well as the net losses reported for these years, the basic loss per share was the same as the diluted loss per share.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.
In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under
IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

Note 4 — ACQUISITION OF OIL AND GAS PROPERTIES

On December 17, 2012, the Company entered into two agreements (the “Agreements”) with Quad Energy Corp., a Nevada Corporation (“Quad”) whereby we acquired a 100% Working Interest and Revenue Interests ranging from 61.96% to 70.5% in the 2,800 acre Cave Pool Property in Eddy County, New Mexico which includes shut-in oil wells that had produced from the Grayburg sands, with an estimated 51 identified drilling and recompletion locations, of which 14 are proved undeveloped and all of the production equipment on the Property including all of the pump jacks, storage tanks, and batteries.  The Company’s plan is to re-drill and bring production back online.

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

The following table summarizes our capitalized costs for the purchase and development of our oil and gas properties for the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Proved undeveloped oil and gas properties	$19,200,000	$19,200,000
Capitalized asset retirement obligations	1,175,635	1,175,635
Total purchase and development costs, oil and gas properties	20,375,635	20,375,635
Allowance for impairment	(7,815,693)	(7,815,693)
Proved properties, net	$12,559,942	$12,559,942

When performing the full cost ceiling test as of December 31, 2012, the full cost ceiling of the proved reserves based on PV10 was less than the carrying value of proved properties. As a result, impairment was recorded for December 31, 2012 in the amount of $7,815,693.  There was no further impairment resulting from March 31, 2013 full cost ceiling test.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of FASB ASC 410-20-25 during the three months ended March 31, 2013 and  years ended December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning asset retirement obligation	$1,179,242	$-
Liabilities incurred for new wells placed in production	-	1,175,635
Accretion of discount on asset retirement obligations	20,025	3,607
Ending asset retirement obligation	$1,199,267	$1,179,242

Note 6 – ADVANCES FROM STOCKHOLDERS

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

A total of $143,046 reported on the Balance Sheet as at December 31, 2012 consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations.  The amounts are unsecured, non-interest bearing and due on demand.  Imputed interest at 8% has been expensed and recorded as additional paid in capital of $2,822 during the three months period ended March 31, 2013.  There were no further advances in the current period ended March 31, 2013.

Note 7 – SHORT TERM NOTES

a.	Short term notes with 8% interest per annum:

As of March 31, 2013, the Company owed $59,765 (December 31, 2012 – $59,765) in short term notes.  The amounts owing are unsecured, bear interest at 8% per annum, and are due on demand.  During the three months ended March 31, 2013, the Company recorded interest expense of $1,179 (2012 - $1,287). As of March 31, 2013, accrued interest of $7,089 (December 31, 2012 - $5,910) was accrued within accounts payable and accrued liabilities on the consolidated balance sheets.

b.	Short term non-interest bearing notes

On March 4, 2013, the Company issued 42,000,000 shares of common stock at $0.001 per share in settlement of $42,000 in short term notes. The shares of common stock were valued at $0.025 per share, totaling $1,050,000, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $1,008,000.

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 – SHORT TERM NOTES (continued)

b.	Short term non-interest bearing notes (continued)

During the three months ended March 31, 2013, the Company received funds in the amount of $11,169 to settle certain operating expenses.

As of March 31, 2013, the Company owed $62,156 (December 31, 2012 - $92,987) in non-interest bearing short term notes.  The amounts are unsecured, non-interest bearing and due on demand.

Imputed interest at 8% has been expensed and recorded as additional paid in capital of $1,644 for the three months ended March 31, 2013.

Note 8 – COMMON STOCK

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

MULTI-CORP INTERNATIONAL INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – COMMON STOCK (continued)

On March 4, 2013, the Company issued 42,000,000 shares of common stock at $0.001 per share in settlement of $42,000 in short term notes. The shares of common stock were valued at $0.025 per share, totaling $1,050,000, the fair market value of the shares on the date of settlement. The excess value was recorded as a loss totaling $1,008,000

On March 4, 2013, the Company’s former sole officer and director, Robert Alan Baker returned a total of 44,971,000 shares to treasury for cancelation, for no consideration in return.

As of March 31, 2013, the issued and outstanding shares of common stock are 84,193,765.

Note 9 – RELATED PARTY TRANSACTIONS

A total of $143,046 recorded on the Company’s Balance Sheet as Advances from Stockholders at March 31, 2013 (December 31, 2012 - $143,046) consisted of amounts owed to the principal stockholders of the Company for amounts advanced for business operations.  The amounts are unsecured, non-interest bearing and due on demand. The Company imputed interest on this balance at 8%. Total imputed interest for the three months ended March 31, 2013 was $2,861.

Note 10 – SUBSEQUENT EVENTS

On May 13, 2013, the Company incorporated MCI Operating of NM, LLC as a wholly-owned subsidiary.   The Company will undertake the operations of its oil and gas assets under this limited liability company.

On June 10, 2013 the Company issued a total of 3,000,000 shares, valued at market value as of the issuance date of$1.30 per share, to Quad Energy Corp. (“Quad”)  in consideration for all of Quad’s interests in the Double X oil and gas leases located in New Mexico.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements on Form 10-K for December 31, 2012 together with notes thereto.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company" or "Multi-Corp International," refers to Multi-Corp International Inc.

Summary

The Company with its recent acquisition of certain oil and gas assets located in New Mexico, has determined to pursue operations in the oil and gas business.     However, the Company still holds the marketing and licensing of its proprietary software EviCAT which it acquired in February, 2012, but has no plans at this time to further that segment of its business.

Liquidity & Capital Resources

We are development stage Company engaged in the acquisition, exploration and development of oil and gas projects. As at March 31, 2013, we have not generated any revenues.

We had no cash on hand at either March 31, 2013 or December 31, 2012.   Our total assets as at March 31, 2013 and December 31, 2012 were $12,559,942.  Our assets as at March 31, 2013 consist of the valuation of our oil and gas working interest in the Cave Pool Unit and the equipment on site.   We acquired these assets in late December, 2012.

There were no significant changes to our current total liabilities for the three months ended March 31, 2013  which were $485,742, a slight decrease over December 31, 2012 current total liabilities of $491,540.   The slight decrease was due to a decrease in short term notes payable from $152,753 at December 31, 2012 to $121,921 at March 31, 2013 as we settled debt by the issuance of shares; the decrease was offset by a slight increase in accounts payable from $195,741 at December 31, 2012 to $220,785 at March 31, 2013. Advances from stockholders remained constant for both periods at $143,046.

Our total liabilities were $1,685,019 at March 31, 2013 as compared to $1,670,782 as at December 31, 2012 brought about by an increase in our asset retirement obligation to $1,199,267 from $1,179,242 at December 31, 2012.

We will require $6,250,000 over the next twelve month period to further our business plan, of which approximately $5,700,000 will be allocated to the drilling of 10 wells on our oil and gas leases, with the remaining $550,000 allocated for expenses related to the payment requirements related to our oil and gas assets, our public reporting requirements and working capital.

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

Results of Operations

We have changed our business plan with the acquisition of oil and gas assets in December, 2012 by the Company.   We do not have any revenues and have not had any revenue since inception on September 21, 2010.

We have operating losses of $55,058 for the three months ended March 31, 2013 as compared to operating losses of $262,768 for the three months ended March 31, 2012, The substantial decrease in operating losses is mainly  due to the fact that  we had paid $250,000 in stock-based compensation expenses in the three months ended March 31, 2012 with no comparable expense for the comparable period ended March 31, 2013, as well as  a decrease to other general and administrative expenses from $256,718 which includes the $250,000 in stock based compensation (March 31, 2012) to $2,669 (March 31, 2013).  These reductions were offset by an increase in professional fees from $3,717 (2012) to $32,364 in the current three month period ended March 31, 2013 as well as $20,025 recorded as accretion of the discount asset retirement obligations in the current period, with no similar expense in the prior comparative period in 2012.   In the three months ended December 31, 2012 we reported amortization of intangible assets with no comparable expense in the three months ended December 31, 2013.

We have a net loss of $1,068,703 for the three months ended March 31, 2013 as compared to a net loss of $263,853 for the same period ended March 31, 2012.     The significant increase in net losses is mainly related to a loss on debt extinguishment of $1,008,000 during the three month period ended March 31, 2013 as we settled certain debts with the issuance of shares of the Company with no comparable amount for the period ended March 31, 2012.   Interest expense increased as well to $5,645 for the period ended March 31, 2013 from $1,085 (March 31, 2012).

Basic and diluted net loss per share was $0.01 for the three months ended March 31, 2013 compared to $0.00 for the three months ended March 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our sole officer,  Jean Mann, who is also the sole director.   Based on her evaluation, she has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in Multi-Corp.’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As of March 31, 2013, Jean Mann assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Material Weaknesses

Jean Mann has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.           Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of March 31, 2013 we did not have an audit committee as the Company has one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy cannot be established given the small size of the organization.

2.           Jean Mann’s override of existing controls is possible given the small size of the organization and lack of personnel.

3.           There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel and outsources its accounting functions, therefore it does not have controls in place to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective Jean Mann believes that the Company’s financial statements contained in its Quarterly Report on Form 10-Q for the three months ended March 31, 2013 fairly present its financial condition, results of operations and cash flows in all material respects.

There were no changes in the Company’s internal control over financial reporting during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our sole officer and director concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

 PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 13,2013, the Company incorporated MCI Operating of NM, LLC as a wholly-owned subsidiary.   The Company will undertake the operations of its oil and gas assets under this limited liability company.

ITEM 6.  EXHIBITS

Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on November 13, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 3, 2011
3.1(iii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on February 18, 2011
3.1(iv)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form 8-K filed with the SEC on June 27, 2012
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on December 15, 2007
10.1	Stock Exchange Agreement between the Company, AquaSil, Inc. and Ilya Khasidov dated December 30, 2010	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 3, 2011
10.2	Acquisition Agreement between the Company and Oveldi Canada Ltd.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on February 2, 2012
10.3	Asset Purchase Agreement to Acquire Oil and Gas Working Interest between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.4	Asset Purchase Agreement to acquire equipment and oil inventory between the Corporation and Quad Energy Corp. dated December 17, 2012.	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on December 20, 2012
10.5	Assignment and Assumption Agreement between the Corporation and Quad Energy Corp. dated May 23, 2013	Incorporated by reference to the Exhibits attached to the Company’s Form 10-K filed with the SEC on January 23, 2014.
99.1	Preliminary Technical Analysis Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on January 14, 2013
99.2	Reserve and Economic Evaluation Report	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on March 6, 2013
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-CORP INTERNATIONAL INC.

Date:	March 12, 2014	By:	/s/ Jean Mann
		Name:	Jean Mann
		Title:	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director